Form 10-Q
period 1995-01-31
FUTURE FUND
filed 1995-03-14
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________
Commission file number 0-9202


                                THE FUTURE FUND
             (Exact name of registrant as specified in its charter)

Illinois                                         # 36-3033727
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification No.)

c/o Heinold Asset Management, Inc.
One Financial Place
440 S. LaSalle - 20th Floor
Chicago, Illinois
(Address of principal executive offices)

60605
(Zip Code)

(312) 663-7900
(Registrant's telephone number, including area code)

Same
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)





                       STATEMENTS OF FINANCIAL CONDITION

                                                                       JANUARY 31, 1995          OCTOBER 31,
ASSETS:                                                                   (UNAUDITED)                1994
                                                                       ----------------      -----------------
  CASH                                                                  $              0      $      21,307
                                                                        ----------------      -------------
  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                                      14,652,226         15,491,824
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                                                      730,614          1,084,916
    AMOUNT DUE FROM (TO) BROKER                                                1,531,842          1,068,789
                                                                        ----------------      -------------
                                                                              16,914,682         17,645,529
                                                                        ----------------      -------------
                                                                        $     16,914,682      $  17,666,836
                                                                        ================      =============
LIABILITIES & PARTNERS' CAPITAL


  ACCRUED BROKERAGE COMMISSIONS
   PAYABLE                                                              $         98,621      $     103,055
  ACCRUED MANAGEMENT FEE                                                          56,355             58,889
  ACCRUED PROFIT SHARE                                                                 0              5,813
  REDEMPTIONS PAYABLE                                                            142,417            226,375
  OTHER ACCRUED EXPENSES                                                           9,936              6,147
                                                                        ----------------      -------------
                                                                                 307,329            400,279
                                                                        ----------------      -------------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JANUARY 31, 1995 AND
    OCTOBER 31, 1994, RESPECTIVELY                                               179,983            181,861
  LIMITED PARTNERS, 20,080 AND 20,668 UNITS
    EQUIVALENTS OUTSTANDING AT JANUARY 31, 1995
    AND OCTOBER 31, 1994, RESPECTIVELY                                        16,427,370         17,084,696
                                                                        ----------------      -------------
       TOTAL PARTNERS' CAPITAL                                                16,607,353         17,266,557
                                                                        ----------------      -------------
                                                                        $     16,914,682      $  17,666,836
                                                                        ================      =============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                                  $         818.11      $      826.64
                                                                        ================      =============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

            FOR THE THREE MONTHS ENDED JANUARY 31, 1995 (UNAUDITED)





                                                             LIMITED              GENERAL
                                                             PARTNERS             PARTNERS                   TOTAL
                                                          ------------------   -------------------      -------------------
FUND EQUITY AT OCTOBER 31, 1994                           $      17,084,696    $      181,861        $    17,266,557
(20,668 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 588 LIMITED
 PARTNERSHIP UNITS                                                 (488,783)                                (488,783)





NET GAIN (LOSS) IN FUND EQUITY
  FROM OPERATIONS                                                  (168,543)           (1,878)              (170,421)
                                                          -----------------    --------------        ---------------
FUND EQUITY AT JANUARY 31, 1995                           $      16,427,370    $      179,983        $    16,607,353
(20,080 LIMITED PARTNERSHIP UNITS)                        =================    ==============        ===============




NET ASSET VALUE PER UNIT AT
  JANUARY 31, 1995:                                                                                  $        818.11
                                                                                                     ---------------





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                                   1995                  1994
                                                                       ------------------    -------------------
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                       $        614,540      $     262,312
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                       (354,301)          (284,030)
  INTEREST INCOME                                                                194,282            139,551
                                                                        ----------------      -------------
                                                                                 454,521            117,833
                                                                        ----------------      -------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                          318,904            356,215
  MANAGEMENT FEE                                                                 174,173            198,502
  PROFIT SHARE                                                                   118,865             39,701
  OTHER ADMINISTRATIVE EXPENSES                                                   13,000             20,334
                                                                        ----------------      -------------
                                                                                 624,942            614,752
                                                                        ----------------      -------------
NET INCOME (LOSS)                                                      $        (170,421)     $    (496,919)
                                                                        ================      =============

NET GAIN ALLOCATED TO
    GENERAL PARTNER                                                    $          (1,878)   $        (7,411)
                                                                        ================      =============

NET GAIN ALLOCATED TO
    LIMITED PARTNERS                                                   $        (168,543)   $      (489,508)
                                                                        ================      =============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                            $           (8.53)   $        (22.39)
                                                                        ================      =============




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1994 (UNAUDITED)





                                                                              1995                  1994
                                                                       ------------------   ---------------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                         (170,421)               (496,919)
  DECREASE IN EQUITY IN COMMODITY FUTURES
    AND FORWARD TRADING ACCOUNTS                                             752,154                 708,681
  INCREASE IN OTHER LIABILITIES                                                                            0
                                                                       -------------                --------
       TOTAL FUNDS PROVIDED                                                  581,733                 211,762
                                                                       -------------                --------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                                    488,783                 111,750
  REDEMPTION OF GENERAL PARTNERSHIP UNITS                                          0                       0
  INCREASE IN EQUITY IN COMMODITY FUTURES
    TRADING ACCOUNTS
  DECREASE IN OTHER LIABILITIES                                               92,950                 100,012
                                                                       -------------                --------
       TOTAL FUNDS APPLIED                                                   581,733                 211,762
                                                                       -------------                --------




CHANGE IN CASH BALANCE                                                 $          (0)                      0
                                                                       -------------                --------





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS



1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1995 has been derived from the audited financial statements as of October 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2, Management's Discussion and Analysis of Financial Condition and Operating Results for the three months ended January 31, 1995.


                              January 31, 1995   October 31, 1994
Ending Equity  (Note A)          $16,607,353       $17,266,557

NOTE A:

     Ending equity at January 31, 1995 is lower than ending equity at October 31, 1994 due to the redemption of limited partnership units and unprofitable trading.

                              Three months ended     Three months ended
                              January 31, 1995       January 31, 1994
Net realized trading gains
(losses) on closed futures
and forward contracts         $614,540              $262,312
(Note B)

Note B:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended January 31, 1995 is higher than net realized trading gains (losses) on closed futures and forward contracts for the three months ended January 31, 1994 due to more profitable trading during the period.