Form 10-Q/A
period 1995-01-31
FUTURE FUND
filed 1995-05-01
CIK 277807

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                       OR

          [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X     No

                                    EXHIBITS

Exhibit 27     Financial Data Schedule


                                    PART II

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE FUTURE FUND
                                  (Registrant)

                               By  Heinold Asset Management, Inc.
                                   (General Partner)



                               By
                                   Robert Ledvora
                                   Chief Financial Officer