Form 10-Q
period 1995-04-30
FUTURE FUND
filed 1995-06-08
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                                    APRIL 30, 1995        OCTOBER 31,
   ASSETS:                                                           (UNAUDITED)             1994
                                                                   ----------------    -----------------
     CASH                                                         $              0    $          21,307
     EQUITY IN FUTURES TRADING ACCOUNTS:

       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                             15,023,603           15,491,824
       NET UNREALIZED APPRECIATION ON OPEN
        FUTURES CONTRACTS                                                  480,266            1,084,916
       AMOUNT DUE FROM (TO) BROKER                                       1,941,332            1,068,789
                                                                   ----------------    -----------------
                                                                        17,445,201           17,645,529
                                                                   ----------------    -----------------
                                                                  $     17,445,201    $      17,666,836
                                                                   ================    =================
   LIABILITIES & PARTNERS' CAPITAL:

     ACCRUED BROKERAGE COMMISSIONS                                $                   $
       PAYABLE                                                             101,752              103,055
     ACCRUED MANAGEMENT FEE                                                 58,144               58,889
     ACCRUED PROFIT SHARE                                                   60,193                5,813
     REDEMPTIONS PAYABLE                                                   351,438              226,375
     OTHER ACCRUED EXPENSES                                                  3,700                6,147
                                                                   ----------------    -----------------
                                                                           575,227              400,279
                                                                   ----------------    -----------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 220 UNIT
       EQUIVALENTS OUTSTANDING AT APRIL 30, 1995                           195,080              181,861
       AND OCTOBER 31, 1994 RESPECTIVELY
     LIMITED PARTNERS, 18,805 AND 20,668 UNITS
       EQUIVALENTS OUTSTANDING AT APRIL 30, 1995
       AND OCTOBER 31, 1994 RESPECTIVELY                                16,674,894           17,084,696
                                                                   ----------------    -----------------
          TOTAL PARTNERS' CAPITAL                                       16,869,974           17,266,557
                                                                   ----------------    -----------------
                                                                  $     17,445,201    $      17,666,836
                                                                   ================    =================

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                                         $         886.73    $          826.64
                                                                   ================    =================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE SIX MONTHS ENDED APRIL 30, 1995 (UNAUDITED)





                                                     LIMITED           GENERAL
                                                     PARTNERS          PARTNERS           TOTAL
                                                  ---------------   --------------   ---------------
FUND EQUITY AT OCTOBER 31, 1994                  $    17,084,696   $      181,861   $    17,266,557
(20,668 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 1,863 LIMITED
 PARTNERSHIP UNITS                                    (1,602,018)                        (1,602,018)

NET GAIN IN FUND EQUITY
  FROM OPERATIONS                                      1,192,216           13,219         1,205,435
                                                  ---------------   --------------   ---------------
FUND EQUITY AT APRIL 30, 1995                    $    16,674,894   $      195,080   $    16,869,974
(18,805 LIMITED PARTNERSHIP UNITS)                ===============   ==============   ===============




NET ASSET VALUE PER UNIT AT
  APRIL 30, 1995:                                                                   $        886.73
                                                                                     ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994 (UNAUDITED)

                                                                         1995                1994
                                                                   ----------------    -----------------
   REVENUES:
     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES AND FORWARD CONTRACTS                              $      2,826,107    $      (1,319,720)
     INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                              (604,649)             461,865
     INTEREST INCOME                                                       409,785              269,483
                                                                   ----------------    -----------------
                                                                         2,631,243             (588,372)
                                                                   ----------------    -----------------

   EXPENSES:
     BROKERAGE COMMISSIONS                                                 634,027              678,723
     MANAGEMENT FEE                                                        350,324              381,209
     PROFIT SHARE                                                          411,657               66,683
     OTHER ADMINISTRATIVE EXPENSES                                          29,800               29,634
                                                                   ----------------    -----------------
                                                                         1,425,808            1,156,249
                                                                   ----------------    -----------------
   NET INCOME (LOSS)                                              $      1,205,435    $      (1,744,621)
                                                                   ================    =================

   NET GAIN ALLOCATED TO
       GENERAL PARTNER                                            $         13,219    $         (26,106)
                                                                   ================    =================

   NET GAIN ALLOCATED TO
       LIMITED PARTNERS                                           $      1,192,216    $      (1,718,515)
                                                                   ================    =================

   INCREASE (DECREASE) IN NET ASSET VALUE FOR
       A UNIT OUTSTANDING THROUGHOUT EACH PERIOD                  $          60.09    $          (78.87)
                                                                   ================    =================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -4-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                            1995                 1994
                                                               -----------------    -----------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                             $       2,211,567    $      (1,582,032)
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                              (250,348)             745,895
  INTEREST INCOME                                                       215,503              129,932
                                                               -----------------    -----------------
                                                                      2,176,722             (706,205)
                                                               -----------------    -----------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                 315,123              322,508
  MANAGEMENT FEE                                                        176,151              182,707
  PROFIT SHARE                                                          292,792               26,982
  OTHER ADMINISTRATIVE EXPENSES                                          16,800                9,300
                                                               -----------------    -----------------
                                                                        800,866              541,497
                                                               -----------------    -----------------
NET INCOME (LOSS)                                             $       1,375,856    $      (1,247,702)
                                                               =================    =================

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                           $          15,097    $         (18,695)
                                                               =================    =================

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                          $       1,360,759    $      (1,229,007)
                                                               =================    =================

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                   $           68.62    $          (56.48)
                                                               =================    =================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS



          FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994 (UNAUDITED)


                                                                     1995                1994
                                                               -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                           $       1,205,435   $     (1,744,621)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN
    FUTURES TRADING ACCOUNTS                                            200,328          2,248,445
   INCREASE (DECREASE) IN ACCRUED EXPENSES                              174,948           (147,638)
                                                               -----------------   ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,580,711            356,186

CASH FLOWS FROM FINANCING ACTIVITIES:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                             1,602,018            356,186
                                                               -----------------   ----------------
NET CHANGE IN CASH                                                      (21,307)                 0

CASH - BEGINNING OF YEAR                                                 21,307             21,307
                                                               -----------------   ----------------
CASH - END OF YEAR                                            $               0   $         21,307
                                                               =================   ================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -6-

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1995 has been derived from the audited financial statements as of October 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the six months ended April 30, 1995.

                                 April 30, 1995   October 31, 1994
Ending Equity  (Note A)           $16,869,974       $17,266,557

NOTE A:

     Ending equity at April 30, 1995 is lower than ending equity at October 31, 1994 due to the redemption of limited partnership units.

                                 Six months ended   Six months ended
                                  April 30, 1995     April 30, 1994
Net realized trading gains
(losses) on closed futures
and forward contracts (Note B)   $2,826,107         $(1,319,720)

Note B:

     Net realized trading gains (losses) on closed futures and forward contracts for the six months ended April 30, 1995 is higher than net realized trading gains (losses) on closed futures and forward contracts for the six months ended April 30, 1994 due to more profitable trading during the period.

                               Three months ended     Three months ended
                                 April 30, 1995         April 30, 1994
Net realized trading gains
(losses) on closed futures
and forward contracts          $2,211,567              $(1,582,032)
(Note C)

Note C:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended April 30, 1995 is higher than net realized trading gains (losses) on closed futures and forward contracts for the three months ended April 30, 1994 due to more profitable trading during the period.

                                    EXHIBITS



None

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

                                THE FUTURE FUND
                                  (Registrant)

                               By  Heinold Asset Management, Inc.
                                   (General Partner)



                               By
                                   Robert Ledvora
                                   Executive Vice President
                                   and Chief Financial Officer