Form 10-Q
period 1995-07-31
FUTURE FUND
filed 1995-08-31
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

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

                                 Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                        JULY 31, 1995       OCTOBER 31,
   ASSETS:                                               (UNAUDITED)           1994
                                                       ---------------    ---------------
     CASH                                             $             0    $        21,307
     EQUITY IN FUTURES TRADING ACCOUNTS:

       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                14,736,681         15,491,824
       NET UNREALIZED APPRECIATION ON OPEN
        FUTURES CONTRACTS                                     188,959          1,084,916
       AMOUNT DUE FROM (TO) BROKER                          1,208,888          1,068,789
                                                       ---------------    ---------------
                                                           16,134,528         17,645,529
                                                       ---------------    ---------------
                                                      $    16,134,528    $    17,666,836
                                                       ===============    ===============
   LIABILITIES & PARTNERS' CAPITAL:

     ACCRUED BROKERAGE COMMISSIONS                    $                  $
       PAYABLE                                                 94,094            103,055
     ACCRUED MANAGEMENT FEE                                    53,768             58,889
     ACCRUED PROFIT SHARE                                           0              5,813
     REDEMPTIONS PAYABLE                                      166,270            226,375
     OTHER ACCRUED EXPENSES                                     4,100              6,147
                                                       ---------------    ---------------
                                                              318,232            400,279
                                                       ---------------    ---------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 220 UNIT
       EQUIVALENTS OUTSTANDING AT JULY 31, 1995               191,866            181,861
       AND OCTOBER 31, 1994 RESPECTIVELY
     LIMITED PARTNERS, 17,915 AND 20,668 UNITS
       EQUIVALENTS OUTSTANDING AT JULY 31, 1995
       AND OCTOBER 31, 1994 RESPECTIVELY                   15,624,430         17,084,696
                                                       ---------------    ---------------
          TOTAL PARTNERS' CAPITAL                          15,816,296         17,266,557
                                                       ---------------    ---------------
                                                      $    16,134,528    $    17,666,836
                                                       ===============    ===============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                             $        872.12    $        826.64
                                                       ===============    ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED JULY 31, 1995 (UNAUDITED)





                                           LIMITED          GENERAL
                                           PARTNERS         PARTNERS           TOTAL
                                        --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1994        $   17,084,696   $      181,861   $   17,266,557
(20,668 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 2,753 LIMITED
 PARTNERSHIP UNITS                         (2,393,791)                       (2,393,791)

NET GAIN IN FUND EQUITY
  FROM OPERATIONS                             933,525           10,005          943,530
                                        --------------   --------------   --------------
FUND EQUITY AT JULY 31, 1995           $   15,624,430   $      191,866   $   15,816,296
(17,915 LIMITED PARTNERSHIP UNITS)      ==============   ==============   ==============




NET ASSET VALUE PER UNIT AT
  JULY 31, 1995:                                                         $       872.12
                                                                          ==============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994 (UNAUDITED)

                                                             1995               1994
   REVENUES:                                            ---------------    ---------------
     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES AND FORWARD CONTRACTS                   $     3,152,837    $      (236,074)
     INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                  (895,955)          (227,539)
     INTEREST INCOME                                           642,921            426,120
                                                        ---------------    ---------------
                                                             2,899,803            (37,493)
                                                        ---------------    ---------------

   EXPENSES:
     BROKERAGE COMMISSIONS                                     932,650          1,011,320
     MANAGEMENT FEE                                            519,764            561,665
     PROFIT SHARE                                              452,604            130,978
     OTHER ADMINISTRATIVE EXPENSES                              51,255             36,234
                                                        ---------------    ---------------
                                                             1,956,273          1,740,197
                                                        ---------------    ---------------
   NET INCOME (LOSS)                                   $       943,530    $    (1,777,690)
                                                        ===============    ===============

   NET GAIN ALLOCATED TO
       GENERAL PARTNER                                 $        10,005    $       (26,637)
                                                        ===============    ===============

   NET GAIN ALLOCATED TO
       LIMITED PARTNERS                                $       933,525    $    (1,751,053)
                                                        ===============    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR
       A UNIT OUTSTANDING THROUGHOUT EACH PERIOD       $         45.48    $        (80.47)
                                                        ===============    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS
                                     - 4 -

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                  1995               1994
                                                      ---------------    ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                    $       326,730    $     1,083,646
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                   (291,306)          (689,404)
  INTEREST INCOME                                            233,136            156,637
                                                      ---------------    ---------------
                                                             268,560            550,879
                                                      ---------------    ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                      298,623            332,597
  MANAGEMENT FEE                                             169,440            180,456
  PROFIT SHARE                                                40,947             64,295
  OTHER ADMINISTRATIVE EXPENSES                               21,455              6,600
                                                      ---------------    ---------------
                                                             530,465            583,948
                                                      ---------------    ---------------
NET INCOME (LOSS)                                    $      (261,905)   $       (33,069)
                                                      ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                  $        (3,214)   $          (531)
                                                      ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                 $      (258,691)   $       (32,538)
                                                      ===============    ===============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD          $        (14.61)   $         (1.61)
                                                      ===============    ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994 (UNAUDITED)


                                                     1995              1994
                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                            $       943,530   $    (1,777,690)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN
    FUTURES TRADING ACCOUNTS                         1,511,001         2,484,836
   INCREASE (DECREASE) IN ACCRUED EXPENSES             (82,047)          (27,778)
                                                ---------------   ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES        2,372,484           679,368

CASH FLOWS FROM FINANCING ACTIVITIES:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS            2,393,791           679,368
                                                ---------------   ---------------
NET CHANGE IN CASH                                     (21,307)                0

CASH - BEGINNING OF YEAR                                21,307            21,307
                                                ---------------   ---------------
CASH - END OF YEAR                             $             0   $        21,307
                                                ===============   ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENNTS.
                                      -6-

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31, 1995 has been derived from the audited financial statements as of October 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the nine months ended July 31, 1995.

                             July 31, 1995   October 31, 1994

Ending Equity  (Note A)       $15,816,296      $17,266,557

NOTE A:

     Ending equity at July 31, 1995 is lower than ending equity at October 31, 1994 due to the redemption of limited partnership units.

                          Nine months ended      Nine months ended
                            July 31, 1995         July 31, 1994

Net realized trading
gains (losses) on closed
futures and forward
contracts (Note B)             $3,152,837            $(236,074)

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the nine months ended July 31, 1995 is higher than net realized trading gains (losses) on closed futures and forward contracts for the nine months ended July 31, 1994 due to more profitable trading during the period.

                           Three months ended  Three months ended
                              July 31, 1995       July 31, 1994
Net realized trading
gains (losses) on closed
futures and forward
contracts (Note C)             $326,730            $1,083,646

         Net realized trading gains (losses) on closed futures and forward contracts for the three months ended July 31, 1995 is lower than net realized trading gains (losses) on closed futures and forward contracts for the three months ended July 31, 1994 due to less profitable trading during the period.

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