Form 10-K405
period 1995-10-31
FUTURE FUND
filed 1996-01-26
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                X    Annual Report Pursuant to Section 13 or 15(d)
              -----  of the Securities Exchange Act of 1934
                                 [Fee Required]


                  For the Fiscal Year Ended:  October 31, 1995

              -----  Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               [No Fee Required]

                        Commission File Number:  0-9202

                               THE FUTURE FUND
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                          36-3033727
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                               440 South LaSalle
                                   20th Floor
                          Chicago, Illinois  60605
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
(312)663-7500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                 No
                               -----                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                                -----

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                                    PART I

Item 1.  Business.

                 (a) General development of business. The Future Fund (the "Partnership") is a limited partnership organized on November 30, 1978 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Uniform Limited Partnership Act of the State of Illinois. On July 31, 1987, the Partnership elected to be governed under the Illinois Revised Uniform Limited Partnership Act. The Partnership engages in speculative trading of futures and forward contracts.

                 Until November 1, 1988, Heinold Commodities, Inc., a Delaware corporation, was the General Partner of the Partnership and, in that capacity, performed various administrative services for it. On November 1, 1988, in order to effect a consolidation of the commodity pool operations of Geldermann, Inc. ("Geldermann"), Heinold Commodities, Inc.'s commodity pool assets, including its investment in the Partnership, were transferred to Heinold Asset Management, Inc., an affiliate of Heinold Commodities, Inc.

                 Heinold Asset Management, Inc., a Delaware corporation and a subsidiary of Heinold Holdings, Inc. at the time of its formation in 1982, was organized to serve as the general partner and pool operator for public and private commodity pools. Heinold Commodities, Inc. and Heinold Asset Management, Inc. became wholly owned subsidiaries of Geldermann, an Illinois corporation, on February 24, 1986. Until December 1994, Geldermann was an independent operating subsidiary of ConAgra, Inc., a Delaware corporation with headquarters in Omaha, Nebraska. On December 12, 1994, Geldermann was acquired by E. D. & F. Man International Inc. (formerly known as E. D. & F. Man International Futures Inc.), a New York corporation with headquarters in New York, New York. References herein to the "General Partner" refer to Heinold Commodities, Inc. for the periods prior to November 1, 1988 and to Heinold Asset Management, Inc. for periods on and after November 1, 1988.

                 Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to a Customer Agreement.

                 The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $188,495 as of October 31, 1995.

                 The Partnership's trading manager from the inception of trading until August 1, 1988 had been Millburn Partners, a New Jersey partnership. On August 1, 1988, Millburn Ridgefield Corporation, a Delaware corporation whose sole shareholders consisted of the former partners of Millburn Partners, became the commodity trading advisor for all public commodity pools previously managed by Millburn Partners.

                 Effective January 1, 1990, the General Partner replaced Millburn Ridgefield Corporation as the Partnership's trading manager with Baldwin Financial Corporation, a Delaware corporation. The Management Contract with Baldwin Financial Company was assigned to MC Baldwin Financial Company as of January 1, 1992.

                 Pursuant to a Management Agreement between the General Partner, the Partnership, Geldermann and the Trading Manager dated December 15, 1989 and effective as of January 1, 1990, the Trading Manager began serving as the Partnership's trading manager and selected a number of trading advisors to direct the Partnership's futures and forward trading. This Agreement continued in effect until December 31, 1995. Effective January 1, 1996, the General Partner assumed the role of trading manager for the Partnership (the "Trading Manager"). References to the Trading Manager prior to January 1, 1996, refer to MC Baldwin Financial Company and on and after January 1, 1996 to Heinold Asset Management, Inc.

                 The Trading Manager receives a Management Fee at an annual rate of 4% of the average month-end Net Asset Value, as defined, of the Partnership. The Trading Manager will also receive a Profit Share equal to 20% of any New Trading Profit attributable to each trading advisor (including interest income) to be calculated and paid quarterly.


                 The Trading Manager has entered into a number of Sub-Advisory Agreements with trading advisors (the "Trading Advisors") selected to direct the Partnership's futures and forward trading. The General Partner and the Partnership are third party beneficiaries to these Sub-Advisory Agreements and the Trading Manager, not the Partnership, compensates the Trading Advisors for their services.

                   On December 15, 1989, the Trading Manager entered into Sub-Advisory Agreements with Stuart Weilgus, James P. Meholic, LaSalle Portfolio Management Inc., Lotsoff Capital Management and Bleinheim Investments, Inc. In June 1990, James P. Meholic assigned his Sub-Advisory Agreement to Cristo Commodities, Inc., a corporation in which Mr. Meholic is the sole shareholder. On August 6, 1990, Stuart Weilgus assigned his Sub-Advisory Agreement to Primeco International Ltd., a corporation in which Mr. Weilgus is the sole shareholder. Cristo Commodities, Inc. and Primeco International Ltd. ceased trading for the Partnership in September 1992 and November 1992, respectively. Moore Capital Management, Inc., retained on January 1, 1990 as a Trading Advisor pursuant to an oral agreement, ceased trading for the Partnership on June 30, 1991. On July 1, 1990, the Trading Manager entered in a Sub-Advisory Agreement with Saxon Investment Corporation. Lotsoff Capital Management ceased trading for the Partnership on August 7, 1990 and the assets managed by it were reallocated to Chang-Crowell Management Corporation pursuant to a Sub-Advisory Agreement dated September 1, 1990.

                  The Trading Manager entered into Sub-Advisory Agreements with John W. Henry & Co., Inc., Sunrise Commodities, Inc., Chesapeake Capital Corporation and Greenwich Asset Management Incorporated on July 1, 1991, September 30, 1991, April 1, 1992 and December 14,

1992, respectively. On October 1, 1993 the Sub-Advisory Agreement with Greenwich Asset Capital Management was assigned to Athena Global Investments, L.P. On December 31, 1993, the Sub-Advisory agreement with Blenheim Investments, Inc. expired. In addition, effective January 3, 1994, the Sub-Advisory Agreement with John W. Henry & Co., Inc. with respect to its KT Diversified Program was terminated. John W. Henry & Co., Inc. continues to trade its Financials and Metals Portfolio for the Partnership. Gelber Management, Inc. entered into a Sub-Advisory Agreement on January 3, 1994.

                 On June 30, 1994 the Sub-Advisory Agreements with LaSalle Portfolio Management Inc., Chang-Crowell Management Corporation and Sunrise Commodities, Inc. were terminated and Sub-Advisory Agreements were entered into with Range Wise, Inc., SJO, Inc., Zack Hampton Bacon, III, Willowbridge Associates, Inc. and Chescor Limited. A Sub-Advisory Agreement was entered into with Rabar Market Research, Inc. on November 1, 1995. The Sub-Advisory Agreements with Chesapeake Capital Corporation; Gelber Management, Inc.; Athena Global Investments, L.P.; Zack Hampton Bacon, III and Chescor Limited were terminated on November 1, 1995, November 30, 1995, February 28, 1995, October 1, 1995 and January 1, 1996, respectively. In addition, the Trading Manager entered into a Sub-Advisory Agreement with Zimlev, Inc. on October 1, 1995 which was terminated on January 1, 1996.

                 As of January 1, 1996 the following were the Trading Advisors for the Partnership: John W. Henry & Co., Inc.; SJO, Inc.; Willowbridge Associates, Inc.; Rabar Market Research, Inc.and Range Wise, Inc.

                 The Partnership shall pay commodity brokerage commissions to the Commodity Broker at an annual rate of 7% of average month-end Net Assets per year, plus National Futures Association ("NFA") and give-up fees.

Regulation

                 Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association, a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Manager and the Trading Advisors, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors, and the Commodity Broker are all members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisors' registrations as commodity trading advisors were terminated or suspended, the General Partner and the Trading Advisors would be unable to continue to manage the business of the Partnership, select the Trading Advisors and direct the Partnership's futures and forward trading, respectively. Should the General Partner's registration be suspended, termination of the Partnership might result.

                 As members of the NFA, the General Partner, the Trading Manager, the Trading Advisors and the Commodity Broker are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

                 In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular futures contracts. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States government agency.

                 (b) Financial information about industry segments. The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 1995 are set forth under "Item 6. Selected Financial Data."

                 (c)      Narrative description of business.

                          (1)  See Items 1(a) and (b) above.

                                  (i) through (xii) -- not applicable.

                                  (xiii) -- the Partnership has no employees.

                 (d) Financial information about foreign and domestic operations and export sales. The Partnership does not engage in sales of goods or services. See "Item 1(b). Financial information about industry segments."

Item 2.  Properties.

                 The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

                 (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner has entered into a Management Agreement with the Trading Manager (under which the Trading Manager will serve as trading manager and will retain trading advisors who will have complete discretion with respect to determination of the Partnership's trading decisions) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Partnership based on instructions of the trading advisors selected by the Trading Manager).

                 (2) Maintains the Partnership's books and records, which Limited Partners or their duly authorized representatives may inspect during normal business hours for any proper purpose upon 10 days' written notice to the General Partner.

                 (3) Furnishes each Limited Partner with a monthly statement describing the performance of the Partnership which sets forth aggregate profit share allocations, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

                 (4) Forwards annual audited financial statements (including a statement of financial condition and a statement of operations) to each Limited Partner.

                 (5) Provides to each Limited Partner tax information necessary for the preparation of his or her annual federal income tax return.

                 (6) Performs secretarial and other clerical responsibilities and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

                 (7)  Administers the redemption of Units.

Item 3.  Legal Proceedings.

                 The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject. In addition, there are no pending material proceedings involving the General Partner or the Commodity Broker.

                 In the ordinary course of its business, Geldermann is involved in numerous legal actions, some of which seek substantial damages. In view of the number and diversity of the claims, the number of jurisdictions involved, and the inherent difficulty of predicting the outcome of litigation, Geldermann cannot state what the eventual outcome of these pending claims will be. As a matter of policy, Geldermann vigorously defends civil litigation, reparations or arbitration proceedings pending against it, and in all proceedings currently so pending believes it has defenses which are factually and legally sound. Geldermann is contesting the allegations of each complaint and believes that there are meritorious defenses in the lawsuits.

                 Although the CFTC's staff's interpretation that any matter filed by the CFTC against a registrant is, on its face (even though it has not been litigated), material litigation which has to be disclosed, Geldermann takes exception to this. Notwithstanding the preceding, Geldermann herewith discloses a CFTC Enforcement Action titled In the Matter of Thomas Collins, et al., CFTC Docket No. 94-13.

                 The Complaint in this case alleges that Geldermann, in 1986, carried and cleared accounts in joint tenancy for a Mid-America local floor trader and/or ten individuals with whom the floor trader maintained a separate joint account with each of the ten individuals. None of the afore-mentioned persons were ever employees of Geldermann. Geldermann's function was only that of clearing broker. Over a period of approximately four years, at the direction of the account holder(s), Geldermann transferred certain positions amongst and between the accounts. It is those transfers that the CFTC is alleging are non-competitive, fictitious transactions. The CFTC's complaint also alleges that Geldermann failed to properly supervise the employees who accepted the transfer instructions from the account holder(s). Geldermann takes exception to the CFTC's allegation and is vigorously defending this litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

                 None.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

                 (a) Market Information. There is no trading market for the Units, and none is likely to develop. The Units are transferable only after written notice has been given to and approved by the General Partner. Units may be and have been redeemed upon 10 days' notice at their Net Asset Value as of the end of any month, as provided in the Limited Partnership Agreement. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units of Limited Partners will be redeemed in the order that requests for redemption have been received by the General Partner.

                 (b) Holders. As of November 1, 1995, there were 866 holders of Units.

                 (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.

                 The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 1995.

                               Fiscal             Fiscal             Fiscal              Fiscal              Fiscal
                             Year Ended         Year Ended         Year Ended          Year Ended          Year Ended
                             October 31,        October 31,        October 31,         October 31,         October 31,
                                1995               1994               1993                1992                1991
                            -----------         -----------        -----------         -----------        -----------
Net gain (loss) on
  trading of
  futures and
  forward contracts        $ 2,226,647          $   257,407        $ 5,680,415         $ 5,124,546        $ 3,779,609
Interest income                845,122              599,540            536,710             723,436          1,325,379
                           -----------          -----------        -----------         -----------        -----------
Total income                 3,071,769              856,947          6,217,125           5,847,982          5,104,988
                           ===========          ===========        ===========         ===========        ===========


Brokerage commissions        1,181,262            1,289,379          1,388,149           1,373,097          1,624,919


Management fee                 675,007              736,788            793,228             776,204            914,062

Profit share                   452,602              167,041            768,327             964,899            870,144
 Other administrative
 expenses                       95,150               82,639             95,554              64,194            109,196
                           -----------          -----------        -----------         -----------        -----------
Total expenses               2,404,021            2,275,847          3,045,258           3,178,394          3,518,321
                           ===========          ===========        ===========         ===========        ===========

Net income (loss)          $   667,748          $(1,418,900)       $ 3,171,867         $ 2,669,588        $ 1,586,667
                           -----------          -----------        -----------         -----------        -----------
Net income (loss)
  allocated to
  General Partner          $     6,634          $   (21,004)       $    44,763         $    32,950        $    31,205
                           -----------          -----------        -----------         -----------        -----------
Net income (loss)
  allocated to
  Limited Partners         $   661,114          $(1,397,896)       $ 3,127,104         $ 2,636,638        $ 1,555,462
                           -----------          -----------        -----------         -----------        -----------
Increase (decrease) in
  Net Asset Value for
  a Unit Outstand-
  ing throughout
  each year                $     30.16          $    (63.46)       $    135.24         $     99.55        $     43.95
                           -----------          -----------        -----------         -----------        -----------
Total assets               $15,244,909          $17,666,836        $20,201,846         $19,276,069        $20,998,589
                           ===========          ===========        ===========         ===========        ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Reference is made to "Item 6. Selected Financial Data." and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

                 The Partnership does not intend to raise any additional capital through borrowing and because it is a closed-end fund, it cannot sell any additional Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, U.S. Treasury securities and investments in futures and forward contracts.

Liquidity

                 Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Generally, forward contracts can be closed out at the discretion of the Trading Advisor. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the Trading Advisors' investment strategies. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Results of Operations

                 Operating results showed a profit for tthe fiscal year ended October 31, 1995, a loss for the fiscal year ended October 31, 1994 and a profit for the fiscal year ended October 31, 1993.

                 The Net Asset Value per Unit as of October 31, 1995 and October 31, 1994 was $856.80 and $826.64, respectively.

                 The trading losses which occurred in fiscal year 1994 did not continue in fiscal year 1995. For the fiscal year ended October 31, 1995, the Partnership showed a gain as the Partnership's profitable trading in the currencies, energy and financial instrument sectors more than offset its unprofitable trading in the agricultural and metal sectors. Losses were incurred in short metal positions and, due to the drought in the second and third quarters, the Partnership incurred additional losses in short agricultural positions. Despite such losses, the Partnership made significant gains in long bond positions due to the decline in interest rates. Other profitable trades were made in the energy markets, primarily in crude oil positions.

                 The Partnership showed a loss for the fiscal year ended October 31, 1994 as the Partnership's profitable trading in the metals, energy and agricultural sectors was more than offset by its unprofitable trading in the currencies.

                 The Partnership showed a profit for the fiscal year ended October 31, 1993 as the Partnership's profitable trading in the agricultural, currencies, metals and financial instruments sectors more than offset the Partnership's losses in the energy sector.

                 Inflation is not a significant factor in the Partnership's profitability.

Item 8.  Financial Statements and Supplementary Data.

                 Financial statements are listed on page F-1 of this report.

                 The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 Not applicable.


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

                 The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership.

                 The General Partner is a commodity pool operator registered with the NFA.

Item 11.         Executive Compensation.

                 The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties." herein. Geldermann acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."

                 The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12.         Security Ownership of Certain Beneficial Owners and
Management.

                 (a)  Security ownership of certain beneficial owners.
                 The Partnership knows of no person who owns beneficially more than 5% of the Units.

                 (b)  Security ownership of management.

                 Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Sub-Advisory Agreements with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $188,495 as of October 31, 1995, 1.25% of the Partnership's total equity.

                 (c)  Changes in control.

                      None

Item 13.         Certain Relationships and Related Transactions.

                 See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
8-K.

                 (a)(1)  Financial Statements:

                 See Index to Financial Statements, infra.

                 (a)(2)  Financial Statement Schedules:

                 All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

                 (a)(3)  Exhibits as required by Item 601 of
                             Regulation S-K:

                 (3)  Articles of Incorporation and By-Laws:

                 (a) Limited Partnership Agreement dated as of November 27, 1978, as amended on February 15, 1979.

                 (b) Certificate of Limited Partnership of the Partnership as filed with the Cook County Recorder of Deeds on November 30, 1978.

                 The above exhibits are incorporated by reference from the Form 10-K Annual Report filed by the Partnership for the period ended October 31, 1978.

                 (c) Form LP-1205 of the Partnership, as filed with the Illinois Secretary of State on July 31, 1987, electing to be governed under the Illinois Revised Uniform Limited Partnership Act.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 10-K for the fiscal year ended October 31, 1987.

                 (10)  Material Contracts:

                 (a) Joint Venture Agreement dated as of April 1, 1987 between the Partnership and Millburn Partners.

                 (b) Customer Agreement dated as of April 1, 1987 between the Joint Venture and Geldermann.

                 The above exhibits are incorporated by reference from the Partnership's report on Form 10-K for the fiscal year ended October 31, 1987.

                 (c) Amendment No. 1 to the Joint Venture Agreement between the Partnership and Millburn Partners dated December 31, 1987.

                 (d) Amendment No. 1 to the Customer Agreement between the Joint Venture and Geldermann dated December 31, 1987.

                 (e) Amendment No. 2 to the Joint Venture Agreement between the Partnership and Millburn Ridgefield Corporation dated December 31, 1988.

                 The above exhibits are incorporated by reference from the Partnership's report on Form 10-K for the Fiscal Year ended October 31, 1988.

                 (f) Management Agreement dated December 14, 1989 between the Partnership and the Trading Manager.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 16, 1990.

                 (g) Amendment No. 1 to the Management Contract dated December 31, 1991 between the Partnership and the Trading Manager.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 8-K filed on January 28, 1991.

                 (h) Amendment No. 2 to the Management Contract dated December 31, 1992 between the Partnership and the Trading Manager.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1993.

                 (i) Amendment No. 3 to the Management Contract dated December 31, 1993 between the Partnership and the Trading Manager.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1994.

                 (j) Amendment No. 4 to the Management Contract dated December 31, 1994 between the Partnership and the Trading Manager.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1995.

                 (27) Financial Data Schedule

                 (b)  Reports on Form 8-K

                 The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 29th day of January, 1996.

                                       THE FUTURE FUND

                                       By HEINOLD ASSET MANAGEMENT, INC.
                                            General Partner

                                       By  /s/ Daniel E. Ragen
                                           --------------------
                                               Daniel E. Ragen
                                               President

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

/s/ James R. Curley                        Chief Executive                           January 29, 1996
------------------------                   Officer and Director
    James R. Curley


/s/ Robert Ledvora                         Chief Financial Officer                   January 29, 1996
------------------------                   (principal accounting officer)
    Robert Ledvora


/s/ Thomas M. Harte                        Director                                  January 29, 1996
------------------------
    Thomas M. Harte

/s/ Ira Polk                               Director                                  January 29, 1996
------------------------
    Ira Polk

/s/ Ned W. Bennett                         Director                                  January 29, 1996
--------------------------

/s/ Daniel E. Ragen                        President                                 January 29, 1996
--------------------                       (principal executive
    Daniel E. Ragen                        officer) and Director


                 (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                             General Partner of                         January 29, 1996
  MANAGEMENT, INC.                        Registrant


By /s/ Daniel E. Ragen
   -------------------
       Daniel E. Ragen
       President

DELOITTE &
  TOUCHE LLP
           (LOGO)





                            THE FUTURE FUND
                            (AN ILLINOIS LIMITED PARTNERSHIP)


                            FINANCIAL STATEMENTS AS OF
                            OCTOBER 31, 1995 AND 1994 AND FOR THE
                            THREE YEARS ENDED OCTOBER 31, 1995 AND
                            INDEPENDENT AUDITORS' REPORT






 DELOITTE TOUCHE
 TOHMATSU
 INTERNATIONAL (LOGO)

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------
                                                                                             PAGE
INDEPENDENT AUDITORS' REPORT                                                                 F-1

FINANCIAL STATEMENTS:
  Statements of Financial Condition as of
    October 31, 1995 and 1994                                                                F-2

  Statements of Operations for the
    Years Ended October 31, 1995, 1994, and 1993                                             F-3

  Statements of Partners' Capital for the
    Years Ended October 31, 1995, 1994, and 1993                                             F-4

  Statements of Cash Flows for the
    Years Ended October 31, 1995, 1994, and 1993                                             F-5

  Notes to Financial Statements                                                              F-6

 (DELOITTE &
  TOUCHE LLP LOGO)                                     (LETTERHEAD)


INDEPENDENT AUDITORS' REPORT


To the General Partner and
Limited Partners of
The Future Fund:

We have audited the accompanying statements of financial condition of The Future Fund (an Illinois Limited Partnership, the "Partnership") as of October 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Future Fund as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

January 2, 1996





 DELOITTE TOUCHE
 TOHMATSU
 INTERNATIONAL (LOGO)

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
OCTOBER 31, 1995 AND 1994
---------------------------------------------------------------------------------------

ASSETS                                                     1995                1994
CASH                                                   $         -         $     21,307

EQUITY IN FUTURES AND FORWARD TRADING
  United States Treasury securities, at cost
    accrued interest which approximates                 13,884,966           15,491,824
  Net unrealized appreciation on open futures
    forward contracts                                      224,329            1,084,916
  Amount due from E.D.& F. Man International
    (formerly Geldermann)                                1,135,614            1,068,789
                                                       -----------         ------------
           Total equity in futures and                  15,244,909           17,645,529
                                                       -----------         ------------
TOTAL ASSETS                                           $15,244,909         $ 17,666,836
                                                       ===========         ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accrued brokerage commissions payable to
    International (formerly Geldermann)                $    88,932         $    103,055
  Accrued management fee                                    50,818               58,889
  Accrued profit share                                           -                5,813
  Redemptions payable                                       47,440              226,375
  Other accrued expenses                                     5,421                6,147
                                                       -----------         ------------
           Total liabilities                               192,611              400,279

PARTNERS' CAPITAL:
  Limited Partners (units outstanding:  1995
    1994 - 20,668)                                      14,863,803           17,084,696
  General Partner (unit equivalents
    1995 - 220; 1994 - 220)                                188,495              181,861
                                                       -----------         ------------
           Total partners' capital                      15,052,298           17,266,557
                                                       -----------         ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $15,244,909         $ 17,666,836
                                                       ===========         ============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                 $    856.80         $     826.64
                                                       ===========         ============


See notes to financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)




STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
-------------------------------------------------------------------------------------------------------------

                                                         1995                 1994                  1993

REVENUES:
  Net realized trading gains (losses) on
    futures and forward contracts                  $    3,087,234      $      (255,170)       $   5,736,485
  Increase (decrease) in net unrealized
    on open futures and forward contracts                (860,587)             512,577              (56,070)
  Interest income                                         845,122              599,540              536,710
                                                   --------------      ---------------        -------------
           Total revenues                               3,071,769              856,947            6,217,125

EXPENSES:
  Brokerage commissions                                 1,181,262            1,289,379            1,388,149
  Management fee                                          675,007              736,788              793,228
  Profit share                                            452,602              167,041              768,327
  Other administrative expenses                            95,150               82,639               95,554
                                                   --------------      ---------------        -------------
           Total expenses                               2,404,021            2,275,847            3,045,258
                                                   --------------      ---------------        -------------

NET INCOME (LOSS)                                  $      667,748      $    (1,418,900)       $   3,171,867
                                                   ==============      ===============        =============

NET INCOME (LOSS) ALLOCATED TO:
  General Partner                                  $        6,634      $       (21,004)       $      44,763
                                                   ==============      ===============        =============
  Limited Partners                                 $      661,114      $    (1,397,896)       $   3,127,104
                                                   ==============      ===============        =============

INCREASE (DECREASE) IN NET ASSET
  VALUE FOR A UNIT OUTSTANDING
  THROUGHOUT EACH YEAR                             $        30.16      $        (63.46)       $      135.24
                                                   ==============      ===============        =============


See notes to financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)




STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
----------------------------------------------------------------------------------------------------------

                                                                                                 TOTAL
                                                     LIMITED              GENERAL              PARTNERS'
                                                     PARTNERS             PARTNER               CAPITAL

BALANCE, OCTOBER 31, 1992                       $    18,805,109        $    249,859        $    19,054,968

  Redemption of 2,907 units of
    limited partnership interest                     (2,345,565)            -                   (2,345,565)
  Net income                                          3,127,104              44,763              3,171,867
                                                ---------------        ------------        ---------------

BALANCE, OCTOBER 31, 1993                            19,586,648             294,622             19,881,270

  Redemption of 1,337 units of limited
    partnership interest and 111 general
    partnership unit equivalents                     (1,104,056)            (91,757)            (1,195,813)
  Net loss                                           (1,397,896)            (21,004)            (1,418,900)
                                                ---------------        ------------        ---------------

BALANCE, OCTOBER 31, 1994                            17,084,696             181,861             17,266,557

  Redemption of 3,320 units of limited
    partnership interest                             (2,882,007)                -               (2,882,007)
  Net income                                            661,114               6,634                667,748
                                                ---------------        ------------        ---------------

BALANCE, OCTOBER 31, 1995                       $    14,863,803        $    188,495        $    15,052,298
                                                ===============        ============        ===============



See notes to financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)




STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
------------------------------------------------------------------------------------------------------------

                                                        1995                  1994                1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $        667,748       $   (1,418,900)     $     3,171,867
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Decrease (increase) in equity in futures
      forward trading accounts                          2,400,620            2,535,010             (925,777)
    Increase (decrease) in liabilities                    (28,733)             (46,163)
                                                 ----------------       --------------      ---------------
           Net cash flows from operating                3,039,635            1,069,947            2,345,565

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of limited and general
    partnership units or unit equivalents              (3,060,942)          (1,069,947)          (2,345,565)
                                                 ----------------       --------------      ---------------

NET DECREASE IN CASH                                      (21,307)                   -

CASH - Beginning of year                                   21,307               21,307
                                                 ----------------       --------------      ---------------

CASH - End of year                               $              -       $        21,307     $        21,307
                                                 ================       ===============     ===============


See notes to financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993

1.    ORGANIZATION OF THE PARTNERSHIP

      The Future Fund (the "Partnership") was organized in November 1978, under the Illinois Uniform Limited Partnership Act (the "Act"), for the purposes of engaging in speculative trading of primarily futures and forward contracts.

      Heinold Asset Management, Inc. ("HAMI"), a wholly owned subsidiary of Geldermann, Inc. ("Geldermann"), is the General Partner of the Partnership. On December 12, 1994, the parent of Geldermann, ConAgra, Inc., sold all of the common stock of Geldermann to E.D. & F. Man International ("Man"). As a result, Geldermann and HAMI are wholly owned by Man.

      The Partnership has a brokerage contract with Man, previously Geldermann, which provides that the Partnership will pay Man brokerage commissions at an annual rate of 7% of average month-end net assets as defined, plus "give-up" and NFA fees.

      The Partnership's funds held at Man, previously Geldermann, are in segregated accounts, as required by the Commodity Futures Trading Commission. These funds are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition - Futures and forward contracts are recorded on trade dates and are reflected in the accompanying statements of financial condition at the market value on the last business day of the reporting period. The difference between the original contract amount and the market value of the futures and forward contracts is reflected as the change in net unrealized appreciation. Market values of futures contracts are based upon exchange settlement prices. Market values of forward contracts are based upon quoted rates provided by major financial institutions.

      OPERATING EXPENSES - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, trading manager's management fee, trading advisors' profit share, "give-up" charges and NFA fees, and periodic legal, auditing, tax return preparation and filing fees. The General Partner bears all other operating expenses.

      INCOME TAXES - No provision for federal income taxes has been made in the accompanying financial statements since the net income (loss) of the Partnership is not taxable as such but is includable in the income tax returns of the individual partners.

      STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows, cash includes only cash on deposit at financial institutions.

3. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

      The Partnership invests in various financial and commodity futures, options on futures and forward contracts for speculative purposes. These contracts are marked to market daily, with variations in value settled on a daily basis with the exchange upon which they are traded. The Partnership held long and short financial futures positions with aggregate notional values of approximately $122,841,000 and $5,927,000, respectively, at October 31, 1995; approximately $147,803,000 and $264,340,000, respectively, at October 31, 1993; and approximately $204,660,000 and $42,416,000, respectively, at October 31, 1993.

      The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. A substantial portion of the Partnership's open financial futures and options on financial futures contracts was transacted with the Chicago Mercantile Exchange.

      Generally, financial futures, options on futures and forward contracts can be closed out or offset at the discretion of the trading advisors. However, if the market is not liquid, it could prevent the timely closeout or offset of any unfavorable positions or require the Partnership to hold those positions until the delivery date, regardless of the changes in their value or the trading advisors' investment strategies.

4.    THE LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement (the "Agreement") provides the following:

      Allocation of Profit and Loss for Partnership Accounting Purposes - The Limited Partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partner is liable for obligations in excess of his capital contribution and profits, if any, and such other amounts for which a limited partner may be liable pursuant to the Act.

      Distributions - Distributions (other than redemptions of units) are made on a prorata basis at the sole discretion of the General Partner in accordance with the respective capital accounts of the partners. The General Partner has made no distributions from the Partnership to date.

      Redemptions - A Limited Partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the first day of any month following 10 days' written request for redemption, subject to certain other conditions, as described in the Agreement. Redemption is at net asset value as of the previous month-end.

      Dissolution - The Partnership will be dissolved on July 1, 1998, or upon the occurrence of certain future events, as specified in the Agreement.

5.    ADVISORY AGREEMENT

      Effective January 1, 1990, the Partnership entered into a management agreement with Baldwin Financial Corporation (the "Trading Manager"). Under the terms of the agreement, the Trading Manager has responsibility for determining the Partnership's futures, options on futures and forward trades through the recommendation of trading advisors. The Trading Manager has contracted with nine independent trading advisors who have assumed full responsibility for determining trades for that portion of net assets allocated to each advisor's control. As compensation for these services, the Trading Manager receives a quarterly profit share equal to 20% of "new trading profits" attributable to each trading advisor (including interest income) as defined in the agreement. The Trading Manager then compensates the trading advisors. The profit share is retained by the trading advisors even when "trading losses" occur in subsequent years; however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Partnership.

      Additionally, the Trading Manager receives a monthly management fee at an annual rate of 4% of average month-end net asset value, as defined.

      As of December 31, 1993, the trading advisory agreement with Bleinheim Investments, Inc. expired. As of January 3, 1994, Gelber Management, Inc. entered into a trading advisory agreement with the Partnership.

      At October 31, 1995, carry-forward losses to be used in calculating new trading profits for the current year advisors were as follows:


            Bacon                                                    $(22,678)
            SJO                                                       (18,266)
            Rangewise                                                 (45,606)
            John W. Henry & Co., Inc.                                 (23,080)
            Chesapeake Capital Corporation                            (39,374)
            Chescor                                                   (13,607)
            Willowbridge                                              (41,233)
            Zimlev                                                    (11,521)

      On December 31, 1995, the agreement with Baldwin Financial Corporation was terminated.

      Effective January 1, 1996, HAMI assumed the role of trading manager for the partnership.

6.    PROSPECTIVE ACCOUNTING STANDARDS

      In October 1994, the FASB issued SFAS 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to Statement 105 because they do not result in off-balance-sheet risk of accounting loss. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, this Statement is effective for fiscal years ending after December 15, 1995. The adoption of this Statement is not expected to have a significant impact on the Partnership.

                                 * * * * * *

To the best of my knowledge and belief, the information in this statement is accurate and complete.





Heinold Asset Management, Inc.
(Pool Operator)





/s/Robert Ledvora
----------------------------------------------------
Robert Ledvora
Executive Vice-President and Chief Financial Officer