Form 10-Q
period 1996-01-31
FUTURE FUND
filed 1996-03-07
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

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

                                 Yes X     No

                             PART I. FINANCIAL INFORMATION

                             ITEM I. FINANCIAL STATEMENTS

                                   THE FUTURE FUND
                           (An Illinois Limited Partnership)

                           STATEMENTS OF FINANCIAL CONDITION

                                                    JANUARY 31, 1996     OCTOBER 31,
ASSETS:                                               (UNAUDITED)           1995
                                                    ---------------    ---------------
  CASH                                                 $         0        $         0
                                                       -----------        -----------
  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                13,560,497         13,884,966
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                              1,164,138            224,329
    AMOUNT DUE FROM (TO) BROKER                            730,292          1,135,614
                                                       -----------        -----------
                                                        15,454,927         15,244,909
                                                       -----------        -----------
                                                       $15,454,927        $15,244,909
                                                       ===========        ===========
LIABILITIES & PARTNERS' CAPITAL


  ACCRUED BROKERAGE COMMISSIONS
   PAYABLE                                             $    90,147        $    88,932
  ACCRUED MANAGEMENT FEE                                    55,334             50,818
  ACCRUED PROFIT SHARE                                      94,726                  0
  REDEMPTIONS PAYABLE                                      172,329             47,440
  OTHER ACCRUED EXPENSES                                     1,169              5,421
                                                       -----------        -----------
                                                           413,705            192,611
                                                       -----------        -----------
PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JANUARY 31, 1996 AND
    OCTOBER 31, 1995, RESPECTIVELY                         199,906            188,495
  LIMITED PARTNERS, 16,333 AND 17,348 UNITS
    EQUIVALENTS OUTSTANDING AT JANUARY 31, 1996
    AND OCTOBER 31, 1995, RESPECTIVELY                  14,841,316         14,863,803
                                                       -----------        -----------
       TOTAL PARTNERS' CAPITAL                          15,041,222         15,052,298
                                                       -----------        -----------
                                                       $15,454,927        $15,244,909
                                                       ===========        ===========

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                 $    908.67        $    856.80
                                                       ===========        ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                     -2-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

            FOR THE THREE MONTHS ENDED JANUARY 31, 1996 (UNAUDITED)




                                               LIMITED          GENERAL
                                               PARTNERS         PARTNERS           TOTAL
                                            --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1995            $   14,863,803   $      188,495   $   15,052,298
(17,348 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 1,958 LIMITED
 PARTNERSHIP UNITS                             (1,728,830)                       (1,728,830)

ADDITION OF 943 LIMITED PARTNERSHIP UNITS         797,000                           797,000

NET GAIN (LOSS) IN FUND EQUITY
  FROM OPERATIONS                                 909,343           11,411          920,754
                                            --------------   --------------   --------------
FUND EQUITY AT JANUARY 31, 1996            $   14,841,316   $      199,906   $   15,041,222
(16,333 LIMITED PARTNERSHIP UNITS)          ==============   ==============   ==============


NET ASSET VALUE PER UNIT AT
  JANUARY 31, 1996:                                                          $       908.67
                                                                              ==============










                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THE FINANCIAL STATEMENTS.
                                              -3-

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)

<Caption >

REVENUES:                                                1996               1995
                                                    ---------------    ---------------
NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                       $  369,128          $ 614,540
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                  964,309           (354,301)
  INTEREST INCOME                                          203,993            194,282
                                                        ----------          ---------
                                                         1,537,430            454,521
                                                        ----------          ---------
EXPENSES:
  BROKERAGE COMMISSIONS                                    275,817            318,904
  MANAGEMENT FEE                                           160,425            174,173
  PROFIT SHARE                                             171,434            118,865
  OTHER ADMINISTRATIVE EXPENSES                              9,000             13,000
                                                        ----------          ---------
                                                           616,676            624,942
                                                        ----------          ---------
NET INCOME (LOSS)                                       $  920,754          $(170,421)
                                                        ==========          =========

NET GAIN ALLOCATED TO
    GENERAL PARTNER                                     $   11,411          $  (1,878)
                                                        ==========          =========

NET GAIN ALLOCATED TO
    LIMITED PARTNERS                                    $  909,343          $(168,543)
                                                        ==========          =========

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD             $    51.87          $   (8.53)
                                                        ==========          =========





                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                           PART OF THE FINANCIAL STATEMENTS.
                                         -4-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)
                                        -------

                                                    1996              1995
                                               ---------------   ---------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                   920,754          (170,421)
  (INCREASE) DECREASE IN EQUITY IN COMMODITY
    FUTURES AND FORWARD TRADING ACCOUNTS             (210,018)          752,154
  INCREASE IN OTHER LIABILITIES                                               0
                                               ---------------   ---------------
       TOTAL FUNDS PROVIDED                           710,736           581,733
                                               ---------------   ---------------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS           1,728,830           488,783
  ADDITION OF LIMITED PARTNERSHIP UNITS              (797,000)                0
  INCREASE IN EQUITY IN COMMODITY FUTURES
    TRADING ACCOUNTS
  (INCREASE) DECREASE IN OTHER LIABILITIES           (221,094)           92,950
                                               ---------------   ---------------
       TOTAL FUNDS APPLIED                            710,736           581,733
                                               ---------------   ---------------




CHANGE IN CASH BALANCE                        $             0                 0
                                               ---------------   ---------------






                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                               THE FUTURE FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1996 has been derived from the audited financial statements as of October 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND

                      (An Illinois Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the three months ended January 31, 1996.

                              January 31, 1996   October 31, 1995

Ending Equity  (Note A)        $15,041,222         $15,052,298

NOTE A:

     Ending equity at January 31, 1996 is slightly lower than ending equity at October 31, 1995 due to redemptions offsetting profitable trading during the period.

                            Three months ended   Three months ended
                             January 31, 1996      January 31, 1995

Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note B)
                                $964,309              $(354,301)

NOTE B:


     Change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended January 31, 1996 is higher than change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended January 31, 1995 due to more profitable trading during the period.

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