Form 10-Q
period 1996-04-30
FUTURE FUND
filed 1996-06-07
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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

                                  Yes X     No

                                PART I. FINANCIAL INFORMATION

                                ITEM I. FINANCIAL STATEMENTS

                                      THE FUTURE FUND
                              (An Illinois Limited Partnership)

                              STATEMENTS OF FINANCIAL CONDITION


                                                                                  APRIL 30, 1996       OCTOBER 31,
                                                                                   (UNAUDITED)           1995
                                                                                 ----------------   ---------------
   ASSETS:

     CASH                                                                        $             0    $             0
     EQUITY IN FUTURES TRADING ACCOUNTS:                                          ---------------    ---------------

       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                                                    0         13,884,966
       NET UNREALIZED APPRECIATION ON OPEN
        FUTURES CONTRACTS                                                              1,406,511            224,329
       AMOUNT DUE FROM (TO) BROKER                                                    14,098,377          1,135,614
                                                                                  ---------------    ---------------
                                                                                      15,504,888         15,244,909
                                                                                  ---------------    ---------------
                                                                                 $    15,504,888    $    15,244,909
                                                                                  ===============    ===============
   LIABILITIES & PARTNERS' CAPITAL:

     ACCRUED BROKERAGE COMMISSIONS
       PAYABLE                                                                   $        91,163    $        88,932
     ACCRUED MANAGEMENT FEE                                                               56,097             50,818
     ACCRUED PROFIT SHARE                                                                259,043                  0
     REDEMPTIONS PAYABLE                                                                 567,157             47,440
     OTHER ACCRUED EXPENSES                                                               (1,332)             5,421
                                                                                  ---------------    ---------------
                                                                                         972,128            192,611
                                                                                  ---------------    ---------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 220 UNIT
       EQUIVALENTS OUTSTANDING AT APRIL 30, 1996                                         211,651            188,495
       AND OCTOBER 31, 1995 RESPECTIVELY
     LIMITED PARTNERS, 14,886 AND 17,348 UNITS
       EQUIVALENTS OUTSTANDING AT APRIL 30, 1996
       AND OCTOBER 31, 1995 RESPECTIVELY                                              14,321,109         14,863,803
                                                                                  ---------------    ---------------
          TOTAL PARTNERS' CAPITAL                                                     14,532,760         15,052,298
                                                                                  ---------------    ---------------
                                                                                 $    15,504,888    $    15,244,909
                                                                                  ===============    ===============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                                                        $        962.05    $        856.80
                                                                                  ===============    ===============


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                          PART OF THE FINANCIAL STATEMENTS.
                                        -2-

                           THE FUTURE FUND
                    (An Illinois Limited Partnership)

                     STATEMENTS OF PARTNERS' CAPITAL

      FOR THE SIX MONTHS ENDED APRIL 30, 1996 (UNAUDITED)





                                                                 LIMITED          GENERAL
                                                                 PARTNERS         PARTNERS           TOTAL
                                                              --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1995                              $   14,863,803   $      188,495   $   15,052,298
(17,348 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 3,405 LIMITED
 PARTNERSHIP UNITS                                               (3,050,447)                       (3,050,447)

ADDITION OF 943 LIMITED PARTNERSHIP UNITS                           797,000                           797,000

NET GAIN IN FUND EQUITY
  FROM OPERATIONS                                                 1,710,753           23,156        1,733,909
                                                              --------------   --------------   --------------
FUND EQUITY AT APRIL 30, 1996                                $   14,321,109   $      211,651   $   14,532,760
(14,886 LIMITED PARTNERSHIP UNITS)                            ==============   ==============   ==============


NET ASSET VALUE PER UNIT AT
  APRIL 30, 1996:                                                                              $       962.05
                                                                                                ==============












                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                               THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)


                                                                                       1996               1995
                                                                                    ---------------    ---------------

     REVENUES:
     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES AND FORWARD CONTRACTS                                             $     1,487,502    $     2,826,107
     INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                                           1,206,682           (604,649)
     INTEREST INCOME                                                                     392,173            409,785
                                                                                  ---------------    ---------------
                                                                                       3,086,357          2,631,243
                                                                                  ---------------    ---------------

   EXPENSES:
     BROKERAGE COMMISSIONS                                                               543,685            634,027
     MANAGEMENT FEE                                                                      318,479            350,324
     PROFIT SHARE                                                                        456,984            411,657
     OTHER ADMINISTRATIVE EXPENSES                                                        33,300             29,800
                                                                                  ---------------    ---------------
                                                                                       1,352,448          1,425,808
                                                                                  ---------------    ---------------
   NET INCOME (LOSS)                                                             $     1,733,909    $     1,205,435
                                                                                  ===============    ===============

   NET GAIN ALLOCATED TO
       GENERAL PARTNER                                                           $        23,156    $        13,219
                                                                                  ===============    ===============

   NET GAIN ALLOCATED TO
       LIMITED PARTNERS                                                          $     1,710,753    $     1,192,216
                                                                                  ===============    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR
       A UNIT OUTSTANDING THROUGHOUT EACH PERIOD                                 $        105.25    $         60.09
                                                                                  ===============    ===============







                            THE ACCOMPANYING NOTES ARE AN INTEGRAL
                              PART OF THE FINANCIAL STATEMENTS.
                                            -4-

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)


                                                                       1996               1995
                                                                 ---------------    ---------------
REVENUES:

  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                $     1,118,374    $     2,211,567
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                242,373           (250,348)
  INTEREST INCOME                                                        188,180            215,503
                                                                  ---------------    ---------------
                                                                       1,548,927          2,176,722
                                                                  ---------------    ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                  267,868            315,123
  MANAGEMENT FEE                                                         158,054            176,151
  PROFIT SHARE                                                           285,550            292,792
  OTHER ADMINISTRATIVE EXPENSES                                           24,300             16,800
                                                                  ---------------    ---------------
                                                                         735,772            800,866
                                                                  ---------------    ---------------
NET INCOME (LOSS)                                                $       813,155    $     1,375,856
                                                                  ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                              $        11,745    $        15,097
                                                                  ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                             $       801,410    $     1,360,759
                                                                  ===============    ===============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                      $         53.38    $         68.62
                                                                  ===============    ===============







                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                           PART OF THE FINANCIAL STATEMENTS.
                                         -5-

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF CASH FLOWS

      FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)
                                        --------



                                                                      1996              1995
                                                                 ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                             $     1,733,909   $     1,205,435
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN
    FUTURES TRADING ACCOUNTS                                           (259,979)          200,328
   INCREASE (DECREASE) IN ACCRUED EXPENSES                              779,517           174,948
                                                                 ---------------   ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,253,447         1,580,711

CASH FLOWS FROM FINANCING ACTIVITIES:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                             3,050,447         1,602,018
  ADDITION OF LIMITED PARTNERSHIP UNITS                                (797,000)                0
                                                                 ---------------   ---------------
NET CHANGE IN CASH                                                    2,253,447           (21,307)

CASH - BEGINNING OF YEAR                                                      0            21,307
                                                                 ---------------   ---------------
CASH - END OF YEAR                                              $             0   $             0
                                                                 ===============   ===============









                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1996 has been derived from the audited financial statements as of October 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2, Management's Discussion and Analysis of Financial Condition and Operating Results for the six months ended April 30, 1996.


                             April 30, 1996   October 31, 1995


Ending Equity  (Note A)       $14,532,760         $15,052,298


NOTE A:

     Ending equity at April 30, 1996 is slightly lower than ending equity at October 31, 1995 due to redemptions offsetting profitable trading during the period.



                              Six months ended     Six months ended
                               April 30, 1996       April 30, 1995

Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note B)             $1,206,682           $(604,649)


NOTE B:

     Change in net unrealized trading gains (losses) on open futures and forward contracts for the six months ended April 30, 1996 is higher than change in net unrealized trading gains (losses) on open futures and forward contracts for the six months ended April 30, 1995 due to more profitable trading during the period.


                               Three months ended   Three months ended
                                April 30, 1996       April 30, 1995


Net realized trading gains
(losses) on closed futures
and forward contracts           $1,118,374           $2,211,567
(Note C)


NOTE C:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended April 30, 1996 is lower than net realized trading gains (losses) on closed futures and forward contracts for the three months ended April 30, 1995 due to less profitable trading during the period.

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