Form 10-Q
period 1996-07-31
FUTURE FUND
filed 1996-09-10
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION


                                               JULY 31, 1996      OCTOBER 31,
ASSETS:                                         (UNAUDITED)          1995
                                                -----------      -----------
CASH                                           $          0     $          0
EQUITY IN FUTURES TRADING ACCOUNTS:

  UNITED STATES TREASURY SECURITIES, AT
   COST PLUS ACCRUED INTEREST WHICH
   APPROXIMATES MARKET                                    0       13,884,966
  NET UNREALIZED APPRECIATION ON OPEN
   FUTURES CONTRACTS                                723,161          224,329
  AMOUNT DUE FROM (TO) BROKER                    11,555,619        1,135,614
                                                -----------      -----------
                                                 12,278,780       15,244,909
                                                -----------      -----------
                                               $ 12,278,780     $ 15,244,909
                                                ===========      ===========
LIABILITIES & PARTNERS' CAPITAL:

  ACCRUED BROKERAGE COMMISSIONS                $                $
   PAYABLE                                           71,079           88,932
  ACCRUED MANAGEMENT FEE                             47,016           50,818
  ACCRUED PROFIT SHARE                               11,072                0
  REDEMPTIONS PAYABLE                                 8,717           47,440
  OTHER ACCRUED EXPENSES                              6,726            5,421
                                                -----------      -----------
                                                    144,611          192,611
                                                -----------      -----------
PARTNERS' CAPITAL:

  GENERAL PARTNER, 220 UNIT
   EQUIVALENTS OUTSTANDING AT JULY 31, 1996         181,946          188,495
   AND OCTOBER 31, 1995 RESPECTIVELY
  LIMITED PARTNERS, 14,452 AND 17,348 UNITS
   EQUIVALENTS OUTSTANDING AT JULY 31, 1996
   AND OCTOBER 31, 1995 RESPECTIVELY             11,952,223       14,863,803
                                                -----------      -----------
      TOTAL PARTNERS' CAPITAL                    12,134,169       15,052,298
                                                -----------      -----------
                                               $ 12,278,780     $ 15,244,909
                                                ===========      ===========
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                         $     827.03     $     856.80
                                                ===========      ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED JULY 31, 1996 (UNAUDITED)

                                                      LIMITED           GENERAL
                                                      PARTNERS          PARTNERS          TOTAL
                                                   ------------     -------------     -------------
FUND EQUITY AT OCTOBER 31, 1995                  $   14,863,803    $      188,495    $   15,052,298
(17,348 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 3,839 LIMITED
  PARTNERSHIP UNITS                                  (3,446,629)                         (3,446,629)

ADDITION OF 943 LIMITED PARTNERSHIP UNITS               797,000                             797,000

NET GAIN IN FUND EQUITY
  FROM OPERATIONS                                      (261,951)           (6,549)         (268,500)
                                                   ------------     -------------     -------------
FUND EQUITY AT JULY 31, 1996                     $   11,952,223    $      181,946    $   12,134,169
(14,452 LIMITED PARTNERSHIP UNITS)                 ============     =============     =============



NET ASSET VALUE PER UNIT AT
  JULY 31, 1996:                                                                     $       827.03
                                                                                      =============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)


                                                                 1996              1995
REVENUES:                                                     -----------       ----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
   FUTURES AND FORWARD CONTRACTS                             $    254,333     $  3,152,837
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
   ON OPEN FUTURES AND FORWARD CONTRACTS                          525,521         (895,955)
  INTEREST INCOME                                                 553,984          642,921
                                                              -----------      -----------
                                                                1,333,838        2,899,803
                                                              -----------      -----------
EXPENSES:
  BROKERAGE COMMISSIONS                                           782,758          932,650
  MANAGEMENT FEE                                                  469,253          519,764
  PROFIT SHARE                                                    302,527          452,604
  OTHER ADMINISTRATIVE EXPENSES                                    47,800           51,255
                                                              -----------      -----------
                                                                1,602,338        1,956,273
                                                              -----------      -----------
NET INCOME (LOSS)                                            $   (268,500)    $    943,530
                                                              ===========      ===========
NET GAIN ALLOCATED TO
   GENERAL PARTNER                                           $     (6,549)    $     10,005
                                                              ===========      ===========

NET GAIN ALLOCATED TO
   LIMITED PARTNERS                                          $   (261,951)    $    933,525
                                                              ===========      ===========

INCREASE (DECREASE) IN NET ASSET VALUE FOR
   A UNIT OUTSTANDING THROUGHOUT EACH PERIOD                 $     (29.77)    $      45.48
                                                              ===========      ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)


REVENUES:                                                                           1996             1995
                                                                               ------------      -----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                             $  (1,233,169)    $    326,730
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                          (681,161)        (291,306)
  INTEREST INCOME                                                                   161,811          233,136
                                                                               ------------      -----------
                                                                                 (1,752,519)         268,560
                                                                               ------------      -----------
EXPENSES:
  BROKERAGE COMMISSIONS                                                             239,073          298,623
  MANAGEMENT FEE                                                                    150,774          169,440
  PROFIT SHARE                                                                     (154,457)          40,947
  OTHER ADMINISTRATIVE EXPENSES                                                      14,500           21,455
                                                                               ------------      -----------
                                                                                    249,890          530,465
                                                                               ------------      -----------
NET INCOME (LOSS)                                                             $  (2,002,409)     $  (261,905)
                                                                               ============      ===========
NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                                           $     (29,705)     $    (3,214)
                                                                               ============      ===========
NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                                          $  (1,972,704)     $  (258,691)
                                                                               ============      ===========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
   UNIT OUTSTANDING THROUGHOUT EACH PERIOD                                    $     (135.02)     $    (14.61)
                                                                               ============      ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)

                                                                                   1996             1995
                                                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                            $  (268,500)    $    943,530
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN
    FUTURES TRADING ACCOUNTS                                                     2,966,129        1,511,001
   INCREASE (DECREASE) IN ACCRUED EXPENSES                                         (48,000)         (82,047)
                                                                                ----------       ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,649,629        2,372,484

CASH FLOWS FROM FINANCING ACTIVITIES:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                                        3,446,629        2,393,791
  ADDITION OF LIMITED PARTNERSHIP UNITS                                           (797,000)               0
                                                                                ----------       ----------
NET CHANGE IN CASH                                                                      (0)         (21,307)

CASH - BEGINNING OF YEAR                                                                 0           21,307
                                                                                ----------       ----------
CASH - END OF YEAR                                                            $          0     $          0
                                                                                ==========       ==========



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31, 1996 has been derived from the audited financial statements as of October 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the nine months ended July 31, 1996.

                             July 31, 1996   October 31, 1995

Ending Equity  (Note A)       $12,134,169         $15,052,298

NOTE A:

     Ending equity at July 31, 1996 is slightly lower than ending equity at October 31, 1995 due to unprofitable trading during the period.

                            Nine months ended    Nine months ended
                             July 31, 1996        July 31, 1995
Net realized trading gains
(losses) on closed futures
and forward contracts
(Note B)                       $254,333             $3,152,837

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the nine months ended July 31, 1996 is lower than net realized trading gains (losses) on closed futures and forward contracts for the nine months ended July 31, 1995 due to less profitable trading during the period.

                             Three months ended   Three months ended
                             July 31, 1996        July 31, 1995

Net realized trading gains
(losses) on closed futures
and forward contracts         $(1,233,169)          $326,730
(Note C)

NOTE C:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended July 31, 1996 is lower than net realized trading gains (losses) on closed futures and forward contracts for the three months ended July 31, 1995 due to less profitable trading during the period.

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