Form 10-K405
period 1996-10-31
FUTURE FUND
filed 1997-01-24
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

              X      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                 [Fee Required]

                  For the Fiscal Year Ended:  October 31, 1996

                    Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               [No Fee Required]

                        Commission File Number:  0-9202

                                THE FUTURE FUND
             (Exact name of registrant as specified in its charter)

          Illinois                                              36-3033727
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                               440 South LaSalle
                                   20th Floor
                            Chicago, Illinois  60605
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
(312) 663-7500

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

          Heinold Asset Management, Inc., a Delaware corporation, is the General Partner of the Partnership and, in that capacity, performs various administrative services. The General Partner was organized in 1982 to serve as the general partner and pool operator for public and private commodity pools sponsored by Heinold Commodities, Inc., an affiliate. Until March 31, 1996, the General Partner was a wholly owned subsidiary of Geldermann, Inc., an Illinois corporation ("Geldermann"). On March 31, 1996, the General Partner became a wholly owned subsidiary of E.D. & F. Man Inc., a New York corporation with headquarters in New York, New York. References herein to the "General Partner" refer to Heinold Commodities, Inc. for the periods prior to November 1, 1988 and to Heinold Asset Management, Inc. for periods on and after November 1, 1988.

          Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the #Commodity Broker#) replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to a Customer Agreement.

          The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $221,393 as of October 31, 1996.

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

          Effective January 1, 1990, the General Partner replaced Millburn Ridgefield Corporation as the Partnership's trading manager with Baldwin Financial Corporation, a Delaware corporation. The with Baldwin Financial Company was assigned to MC Baldwin Financial Company as of January 1, 1992. MC Baldwin Financial Company served as trading manager for the Partnership until December 31, 1995.

          Effective January 1, 1996, the General Partner entered into a Trading Manager Agreement whereby it assumed the role of trading manager for the Partnership (the "Trading Manager"). The Partnership is a multi-advisor commodity pool and the Trading Manager allocates the assets of the Partnership among several trading advisors to direct the Partnership's futures and forward trading. References to the Trading Manager prior to January 1, 1996, refer to MC Baldwin Financial Company and on and after January 1, 1996 to Heinold Asset Management, Inc.

          The Trading Manager receives a Management Fee at an annual rate of 4% of the average month-end Net Asset Value, as defined, of the Partnership. The Trading Manager will also receive an incentive fee equal to 20% of any New Trading Profit attributable to each trading advisor (including interest income) to be calculated and paid quarterly.

               On April 1, 1996, the Partnership, pursuant to an exemption from the Commodity Futures Trading Commission (the "CFTC"), ceased trading on a stand-alone basis. Since that date, the Partnership has been trading through participation in a series of private general partnerships ("Account Partnerships") formed together with other pools of which the General Partner acts as general partner. Only pools of which the General Partner acts as general partner are permitted to participate in these Account Partnerships, and all such pools share pro rata in the profits and losses of the Account Partnerships based on the capital which each pool contributes to each such Account Partnership. Because the Account Partnerships combine the assets of numerous pools, they make it possible for even the smaller pools to have access to a number of commodity trading advisors without need of meeting each commodity trading advisors' minimum account size requirements. Although the General Partner has agreed to various incremental accounting procedures, the operation of the Account Partnerships should be effectively transparent to the Unitholders.

          The Partnership shall pay commodity brokerage commissions to the Commodity Broker at an annual rate of 7% of average month-end Net Assets per year, plus National Futures Association ("NFA") and give-up fees.

Regulation

          Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the CFTC. The National Futures Association, a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Manager and the Trading Advisors, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors, and the Commodity Broker are all members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisors' registrations as commodity trading advisors were terminated or suspended, the General Partner and the Trading Advisors would be unable to continue to manage the business of the Partnership, select the Trading Advisors and direct the Partnership's futures and forward trading, respectively. Should the General Partner's registration be suspended, termination of the Partnership might result.

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

          (b) Financial information about industry segments. The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 1996 are set forth under "Item 6. Selected Financial Data."

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

Item 2.  Properties.

          The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

          (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner has entered into a Management Agreement with the Partnership (under which the Trading Manager will serve as trading manager and will retain trading advisors who will have complete discretion with respect to determination of the Partnership's trading decisions) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Partnership based on instructions of the trading advisors selected by the Trading Manager).

          (2) Maintains the Partnership's books and records, which Limited Partners or their duly authorized representatives may inspect during normal business hours for any proper purpose upon 10 days' written notice to the General Partner.

          (3) Furnishes each Limited Partner with a monthly statement describing the performance of the Partnership which sets forth aggregate incentive fee allocations, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

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

          (b)  Holders.  As of November 1, 1996, there were 730 holders of
Units.

          (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.

          The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 1996.

                             Fiscal         Fiscal         Fiscal          Fiscal         Fiscal
                           Year Ended     Year Ended     Year Ended      Year Ended     Year Ended
                           October 31,    October 31,    October 31,     October 31,    October 31,
                              1996           1995           1994            1993            1992
                           ----------     ----------     ----------      -----------    -----------
Net gain (loss) on
  trading of
  futures and
  forward contracts       $3,994,809      $2,226,647     $  257,407      $5,680,415      $ 5,124,546
Interest income              685,594         845,122        599,540         536,710          723,436
                          ----------      ----------     ----------      ----------      -----------
Total income               4,680,403       3,071,769        856,947       6,217,125        5,847,982
                          ==========      ==========     ==========      ==========      ===========
Brokerage commissions      1,002,522       1,181,262      1,289,379       1,388,149        1,373,097

Management fee               622,696         675,007        736,788         793,228          776,204

Incentive fee                663,447         452,602        167,041         768,327          964,899
 Other administrative
 expenses                     77,024          95,150         82,639          95,554           64,194
                          ----------      ----------     ----------      ----------      -----------
Total expenses             2,365,689       2,404,021      2,275,847       3,045,258        3,178,394
                          ==========      ==========     ==========      ==========      ===========
Net income (loss)         $2,314,714        $667,748    $(1,418,900)     $3,171,867      $ 2,669,588


Net income (loss)
  allocated to
  General Partner         $   32,898        $  6,634    $   (21,004)     $   44,763      $    32,950
                          ----------      ----------     ----------      ----------      -----------
Net income (loss)
  allocated to
  Limited Partners        $2,281,816        $661,114    $(1,397,896)     $3,127,104      $ 2,636,638
                          ----------      ----------     ----------      ----------      -----------

Increase (decrease) in
  Net Asset Value for
  a Unit Outstand-
  ing throughout
  each year                 $ 149.53        $  30.16    $    (63.46)    $    135.24      $     99.55
                          ----------      ----------     ----------     -----------      -----------
Total assets             $14,864,152     $15,244,909    $ 17,666,836    $20,201,846      $19,276,069

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

Results of Operations

          Operating results showed a profit for the fiscal year ended October 31, 1996 and October 31, 1995 and a loss for the fiscal year ended October 31, 1994.

          The Net Asset Value per Unit as of October 31, 1996 and October 31, 1995 was $1,006.33 and $856.80, respectively.

          The trading gains which occurred in fiscal year 1995 continued in fiscal year 1996. Although losses did occur in short positions in the foreign currency sector as well as the financial and metals markets, such losses were more than offset by the Partnership's profitable trading. The Partnership's gains resulted largely from profitable trades made in long U.S. and foreign financial positions. These trades were profitable due to a downward trend in interest rates. Other profits were realized in short positions in the agricultural
market and long positions in the energy market.                              .

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

          The Partnership filed a Form 8-K on January 16, 1997 indicating a change in accountants for the fiscal year ended December 31, 1997. Such Form 8-K is herein incorporated by reference.

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

          (b)  Security ownership of management.

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into s with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $221,393 as of October 31, 1996, 1.54% of the Partnership's total equity.

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

          (g) Amendment No. 1 to the dated December 31, 1991 between the Partnership and the Trading Manager.

          The above exhibit is incorporated by reference from the Partnership's report on Form 8-K filed on January 28, 1991.

          (h) Amendment No. 2 to the dated December 31, 1992 between the Partnership and the Trading Manager.

          The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1993.

          (i) Amendment No. 3 to the dated December 31, 1993 between the Partnership and the Trading Manager.

          The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1994.

          (j) Amendment No. 4 to the dated December 31, 1994 between the Partnership and the Trading Manager.

          The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1995.

          (k) Trading Manager Agreement dated January 1, 1996 among the Partnership and the Trading Manager.

          (l) General Partnership Agreement among various commodity pools of which Heinold Asset Management, Inc. acts as sole general partner.

          (m) Form of Management Contract among each Account Partnership and each trading advisor.

          (n) Form of Management Contract among the Partnership and each trading advisor.

          The above exhibits are filed herewith.


          (b)  Reports on Form 8-K

          The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 1996. The Partnership did, however, file a Form 8-K on January 16, 1997, indicating a change in accountants for the fiscal year ended December 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 24th day of January, 1997.

                              THE FUTURE FUND

                              By HEINOLD ASSET MANAGEMENT, INC.
                                   General Partner

                              By  /s/ Daniel E. Ragen
                                         Daniel E. Ragen
                                         President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.


/s/ Lee E. Meyer            Chief Financial Officer           January 24, 1997
-------------------         (principal accounting officer)
    Lee E. Meyer


/s/  Ned W. Bennett         Director                          January 24, 1997
-------------------
     Ned W. Bennett


/s/ Thomas M. Harte         Director                          January 24, 1997
-------------------
    Thomas M. Harte


/s/ Ira Polk                Director                          January 24, 1997
-------------------
    Ira Polk


/s/ Gary M. Rindner         Director                          January 24, 1997
-------------------
    Gary M. Rindner


/s/ Daniel E. Ragen         President                         January 24, 1997
-------------------        (principal executive
    Daniel E. Ragen        officer) and Director


          (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET              General Partner of                 January 24, 1997
 MANAGEMENT, INC.          Registrant

By/s/ Daniel E. Ragen
  -------------------
      Daniel E. Ragen
      President

The Future Fund
(An Illinois
Limited Partnership)

Financial Statements as of
October 31, 1996 and 1995 and for the
Three Years Ended October 31, 1996 and
Independent Auditors' Report

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

TABLE OF CONTENTS


                                                               Page
INDEPENDENT AUDITORS' REPORT                                   F-1

FINANCIAL STATEMENTS:

 Statements of Financial Condition as of
  October 31, 1996 and 1995                                    F-2

 Statements of Operations for the
  Years Ended October 31, 1996, 1995, and 1994                 F-3

 Statements of Partners' Capital for the
  Years Ended October 31, 1996, 1995, and 1994                 F-4

 Statements of Cash Flows for the
  Years Ended October 31, 1996, 1995, and 1994                 F-5

 Notes to Financial Statements                                 F-6

INDEPENDENT AUDITORS' REPORT


To the General Partner and
Limited Partners of
The Future Fund:

We have audited the financial statements of The Future Fund (an Illinois Limited Partnership, the "Partnership") as of October 31, 1996 and 1995, and for each of the three years in the period ended October 31, 1996 listed in the table of contents. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Future Fund as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP





December 13, 1996

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                           OCTOBER 31, 1996 AND 1995

                                                                       1996           1995
                                                                    ----------     ----------
                                           ASSETS
CASH............................................................    $       --     $       --
EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
  United States Treasury securities, at cost plus accrued
     interest which approximates market value...................        44,422     13,884,966
  Net unrealized appreciation on open futures and forward
     contracts..................................................     2,353,208        224,329
  Amount due from E.D. & F. Man International (formerly
     Geldermann)................................................    12,466,522      1,135,614
                                                                    -----------    -----------
     Total equity in futures and forward trading accounts.......    14,864,152     15,244,909
                                                                    -----------    -----------
TOTAL ASSETS....................................................    $14,864,152    $15,244,909
                              LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accrued brokerage commissions payable to E.D. & F. Man
     International (formerly Geldermann)........................    $   86,669     $   88,932
  Accrued management fee........................................        55,381         50,818
  Accrued incentive fees........................................       288,923             --
  Redemptions payable...........................................        70,695         47,440
  Other accrued expenses........................................         6,578          5,421
                                                                    -----------    -----------
     Total liabilities..........................................       508,246        192,611
PARTNER'S CAPITAL:
  Limited Partners (units outstanding: 1996 -- 14,046;
     1995 -- 17,348)............................................    14,134,513     14,863,803
  General Partners (units equivalents outstanding: 1996 -- 220;
     1995 -- 220)...............................................       221,393        188,495
                                                                    -----------    -----------
     Total partners' capital....................................    14,355,906     15,052,298
                                                                    -----------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.........................    $14,864,152    $15,244,909
                                                                    ===========    ===========
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST....      1,006.33     $   856.80
                                                                    ===========    ===========

                       See notes to financial statements.

                                THE FUTURE FUND
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

                                                          1996          1995           1994
                                                        ---------     ---------     ----------
REVENUES:
  Net realized trading gains (losses) on closed
     futures and forward contracts..................    $1,865,930    $3,087,234    $ (255,170)
  Increase (decrease) in net unrealized appreciation
     on open futures and forward contracts..........    2,128,879      (860,587)       512,577
  Interest income...................................      685,594       845,122        599,540
                                                        ---------     ---------     ----------
       Total revenues...............................    4,680,403     3,071,769        856,947
EXPENSES:
  Brokerage commissions.............................    1,002,522     1,181,262      1,289,379
  Management fee....................................      622,696       675,007        736,788
  Incentive fees....................................      663,447       452,602        167,041
  Other administrative expenses.....................       77,024        95,150         82,639
                                                        ---------     ---------     ----------
       Total expenses...............................    2,365,689     2,404,021      2,275,847
                                                        ---------     ---------     ----------
NET INCOME (LOSS)...................................    $2,314,714    $ 667,748     $(1,418,900)
                                                        =========     =========     ==========
NET INCOME (LOSS) ALLOCATED TO:
  General Partner...................................    $  32,898     $   6,634     $  (21,004)
                                                        =========     =========     ==========
  Limited Partners..................................    $2,281,816    $ 661,114     $(1,397,896)
                                                        =========     =========     ==========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A UNIT
  OUTSTANDING THROUGHOUT EACH YEAR..................    $  149.53     $   30.16     $   (63.46)
                                                        =========     =========     ==========

                       See notes to financial statements.

                                THE FUTURE FUND
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNER'S CAPITAL
                  YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

                                                                                      TOTAL
                                                         LIMITED       GENERAL      PARTNERS'
                                                         PARTNERS      PARTNER       CAPITAL
                                                        ----------     --------     ----------
BALANCE, OCTOBER 31, 1993...........................    $19,586,648    $294,622     $19,881,270
  Redemption of 1,337 units of limited partnership
     interest and 111 general partnership unit
     equivalents....................................    (1,104,056)     (91,757)    (1,195,813)
  Net loss..........................................    (1,397,896)     (21,004)    (1,418,900)
                                                        ----------     --------     ----------
BALANCE, OCTOBER 31, 1994...........................    17,084,696      181,861     17,266,557
  Redemption of 3,320 units of limited partnership
     interest.......................................    (2,882,007)       --        (2,882,007)
  Net income........................................       661,114        6,634        667,748
                                                        ----------     --------     ----------
BALANCE, OCTOBER 31, 1995...........................    14,863,803      188,495     15,052,298
  Additions of 939 units of limited partnership
     interest.......................................       797,000        --           797,000
  Redemption of 4,241 units of limited partnership
     interest.......................................    (3,808,106)       --        (3,808,106)
  Net income........................................     2,281,816       32,898      2,314,714
                                                        ----------     --------     ----------
BALANCE, OCTOBER 31, 1996...........................    $14,134,513    $221,393     $14,355,906
                                                        ==========     ========     ==========

                       See notes to financial statements.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1995

                                                         1996           1995           1994
                                                      ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................    $2,314,714     $  667,748     $(1,418,900)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Decrease in equity in futures and forward
       trading accounts...........................       380,757      2,400,620      2,535,010
     Increase (decrease) in liabilities...........       292,380        (28,733)       (46,163)
                                                      -----------    -----------    -----------
       Net cash flows from operating activities...     2,987,851      3,039,635      1,069,947
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of limited and general partnership
     units or unit equivalents....................    (3,784,851)    (3,060,942)    (1,069,947)
  Addition of limited partnership units...........       979,000             --             --
                                                      -----------    -----------    -----------
NET DECREASE IN CASH..............................            --        (21,207)            --
CASH -- Beginning of year.........................            --         21,307         21,307
                                                      -----------    -----------    -----------
CASH -- End of year...............................    $       --     $       --     $   21,307
                                                      ===========    ===========    ===========

                       See notes to financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994


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

   The Partnership has a brokerage contract with Man, previously Geldermann, which provides that the Partnership will pay Man brokerage commissions at an annual rate of 7% of average month- end net assets as defined, plus "give-up" and NFA fees.

   The Partnership's funds held at Man, previously Geldermann, are in segregated accounts, as required by the Commodity Futures Trading Commission. These funds are used to meet minimum margin requirements for all of the Partnership#s open positions, as set by the exchange upon which each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

   Operating Expenses - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, trading manager#s management fee, trading advisors' incentive fees, "give-up" charges and NFA fees, and periodic legal, auditing, tax return preparation and filing fees. The General Partner bears all other operating expenses.

   Income Taxes - No provision for federal income taxes has been made in the accompanying financial statements since the net income (loss) of the Partnership is not taxable as such but is includable in the income tax returns of the individual partners.

   Statements of Cash Flows - For purposes of reporting cash flows, cash includes only cash on deposit at financial institutions.

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership trades both cash and derivative financial instruments. The Company's principal source of revenues by reporting category for 1996 is as follows:

                              Realized         Change in
                              Trading         Unrealized
                               Gains         Appreciation
                             (Lossees)      (Depreciation)    Total
Futures contracts            $1,960,378       $2,178,509    $4,138,887
Forward contracts                 -                -             -
Option contracts                (94,448)         (49,630)     (144,078)
                             ----------       ----------    ----------
Totals                       $1,865,930       $2,128,879    $3,994,809
                             ----------       ----------    ----------

The Partnership was organized to engage in speculative trading of a diversified portfolio of futures and forward contracts and commodity options. SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap or collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or currencies, or to purchase or to sell other financial instruments, at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligations, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Statements of Financial Condition.

Market Risk - Derivative financial instruments involve varying degrees of off-balance sheet market risk, whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of amounts currently reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among financial instruments with off-balance sheet risk and between financial instruments with off-balance sheet risk and the Partnership's proprietary commodities, as well as the volatility and liquidity in the markets in which the financial instruments are traded.

   Fair Value - The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in revenues derived from these transactions. The fair value of derivative financial instruments held or issued for trading purposes as of October 31, 1996 and the average monthly fair value of the instruments for the fiscal year ended October 31, 1996 are as follows:


                          Fair Values at Year-end       Average Fair Values
                          Assets      Liabilities      Assets    Liabilities
Futures contracts       $2,497,176      $144,343     $1,308,991    $418,459
Forward contracts            -             -              3,958       6,249
Option contracts               375         -             68,749       9,116


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

5. ADVISORY AGREEMENT

   The Partnership enters into various advisory agreements (the "Advisory Agreements"). As of October 31, 1996, the Partnership's trading advisors are Willowbridge, Marathon, Eckhardt, and SJO.

   In addition, effective April 1, 1996, the Fund began trading through participating in a series of private general partnerships ("Account Partnerships") formed together with other Heinold pools. The Fund shares pro rata in profits and losses of such Account Partnerships, based on capital that the Fund contributes to each partnership. A separate Account Partnership was formed for each Commodity Trading Advisor ("Trading Advisor") that the General Partner selected to trade assets of the pools.

   Under the terms of the Advisory Agreements and Account Partnership contracts, the Trading Advisors have sole responsibility for determining the Partnership's trades. As compensation for these services, the Trading Advisors receive a monthly management fee, based on a percentage of the Partnership's month-end net assets, as defined in the agreements.

   The Trading Advisors also receive either a quarterly or annual incentive fee of 20 percent of new trading profits, as defined. The incentive fee is retained by the Trading Advisors even when "trading losses," as defined, occur in subsequent periods; however, no further incentive fees are payable until such trading losses are recouped by the Partnership.

                                     ******

To the best of my knowledge and belief, the information in this statement is accurate and complete.





Heinold Asset Management, Inc.
(Pool Operator)





                        /s/ Lee E. Meyers
                          Lee E. Meyers
      Executive Vice-President and Chief Financial Officer