Form 10-Q
period 1997-01-31
FUTURE FUND
filed 1997-03-07
CIK 277807

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

60605
(Zip Code)

(312) 663-7500
(Registrant's telephone number, including area code)

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

                                 Yes X     No
                                    ---      ---

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION


                                                       JANUARY 31, 1997     OCTOBER 31,
   ASSETS:                                               (UNAUDITED)           1996
                                                       ---------------    ---------------
     CASH                                             $             0    $             0
                                                       ---------------    ---------------
     EQUITY IN FUTURES TRADING ACCOUNTS:
       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                    40,000             44,422
       NET UNREALIZED APPRECIATION ON
        OPEN FUTURES CONTRACTS                                878,724          2,353,208
       AMOUNT DUE FROM (TO) BROKER                         14,110,059         12,466,522
                                                       ---------------    ---------------
                                                           15,028,783         14,864,152
                                                       ---------------    ---------------
                                                      $    15,028,783    $    14,864,152
                                                       ===============    ===============
   LIABILITIES & PARTNERS' CAPITAL


     ACCRUED BROKERAGE COMMISSIONS
      PAYABLE                                         $        87,594    $        86,669
     ACCRUED MANAGEMENT FEE                                    43,826             55,381
     ACCRUED PROFIT SHARE                                      55,424            288,923
     REDEMPTIONS PAYABLE                                      102,801             70,695
     OTHER ACCRUED EXPENSES                                    12,619              6,578
                                                       ---------------    ---------------
                                                              302,264            508,246
                                                       ---------------    ---------------
   PARTNERS' CAPITAL:
     GENERAL PARTNER, 220 UNIT EQUIVALENTS
       OUTSTANDING AT JANUARY 31, 1997 AND
       OCTOBER 31, 1996, RESPECTIVELY                         230,823            221,393
     LIMITED PARTNERS, 13,816 AND 14,046 UNITS
       EQUIVALENTS OUTSTANDING AT JANUARY 31, 1997
       AND OCTOBER 31, 1996, RESPECTIVELY                  14,495,696         14,134,513
                                                       ---------------    ---------------
          TOTAL PARTNERS' CAPITAL                          14,726,519         14,355,906
                                                       ---------------    ---------------
                                                      $    15,028,783    $    14,864,152
                                                       ===============    ===============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                             $      1,049.20    $      1,006.33
                                                       ===============    ===============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

            FOR THE THREE MONTHS ENDED JANUARY 31, 1997 (UNAUDITED)






                                               LIMITED          GENERAL
                                               PARTNERS         PARTNERS           TOTAL
                                            --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1996            $   14,134,513   $      221,393   $   14,355,906
(14,046 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 230 LIMITED
 PARTNERSHIP UNITS                               (241,719)                         (241,719)



NET GAIN (LOSS) IN FUND EQUITY
  FROM OPERATIONS                                 602,902            9,430          612,332
                                            --------------   --------------   --------------
FUND EQUITY AT JANUARY 31, 1997            $   14,495,696   $      230,823   $   14,726,519
(13,816 LIMITED PARTNERSHIP UNITS)          ==============   ==============   ==============


NET ASSET VALUE PER UNIT AT
  JANUARY 31, 1997:                                                          $     1,049.20
                                                                              ==============







                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)

   REVENUES:                                                1997               1996
                                                       ---------------    ---------------
     NET REALIZED TRADING GAINS ON CLOSED
       FUTURES AND FORWARD CONTRACTS                  $     2,365,982    $       369,128
      INCREASE (DECREASE) IN NET UNREALIZED
       APPRECIATION ON OPEN FUTURES AND FORWARD
       CONTRACTS                                           (1,362,400)           964,309
     INTEREST INCOME                                          158,764            203,993
                                                       ---------------    ---------------
                                                            1,162,346          1,537,430
                                                       ---------------    ---------------

   EXPENSES:
     BROKERAGE COMMISSIONS                                    275,134            275,817
     MANAGEMENT FEE                                           137,244            160,425
     PROFIT SHARE                                             123,836            171,434
     OTHER ADMINISTRATIVE EXPENSES                             13,800              9,000
                                                       ---------------    ---------------
                                                              550,014            616,676
                                                       ---------------    ---------------
   NET INCOME (LOSS)                                  $       612,332    $       920,754
                                                       ===============    ===============

   NET GAIN ALLOCATED TO
       GENERAL PARTNER                                $         9,430    $        11,411
                                                       ===============    ===============

   NET GAIN ALLOCATED TO
       LIMITED PARTNERS                               $       602,902    $       909,343
                                                       ===============    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
       UNIT OUTSTANDING THROUGHOUT EACH PERIOD        $         42.87    $         51.87
                                                       ===============    ===============




                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)
                                    -------


                                                       1997              1996
                                                  ---------------   ---------------
   FUNDS PROVIDED BY:
     NET INCOME (LOSS)                                   612,332           920,754
     (INCREASE) DECREASE IN EQUITY IN COMMODITY
       FUTURES AND FORWARD TRADING ACCOUNTS             (164,631)         (210,018)
     INCREASE IN OTHER LIABILITIES                                               0
                                                  ---------------   ---------------
          TOTAL FUNDS PROVIDED                           447,701           710,736
                                                  ---------------   ---------------

   FUNDS APPLIED TO:
     REDEMPTION OF LIMITED PARTNERSHIP UNITS             241,719         1,728,830
     ADDITION OF LIMITED PARTNERSHIP UNITS                     0          (797,000)
     INCREASE IN EQUITY IN COMMODITY FUTURES
       TRADING ACCOUNTS
     (INCREASE) DECREASE IN OTHER LIABILITIES            205,982          (221,094)
                                                  ---------------   ---------------
          TOTAL FUNDS APPLIED                            447,701           710,736
                                                  ---------------   ---------------




   CHANGE IN CASH BALANCE                        $             0                 0
                                                  ---------------   ---------------








                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1996, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1997 has been derived from the audited financial statements as of October 31, 1996. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                                THE FUTURE FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the three months ended January 31, 1997.

                             January 31, 1997   October 31, 1996
Ending Equity (Note A)        $14,726,519         $14,355,906

NOTE A:

     Ending equity at January 31, 1997 is higher than ending equity at October 31, 1996 due to profitable trading during the period.

                             Three months ended   Three months ended
                             January 31, 1997     January 31, 1996
Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note B)            $(1,362,400)           $964,309

NOTE B:

         Change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended January 31, 1997 is lower than change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended January 31, 1996 due to less profitable trading during the period.

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

                                THE FUTURE FUND
                                  (Registrant)

                               By  Heinold Asset Management, Inc.
                                   (General Partner)



                               By
                                   Lee E. Meyer
                                   Chief Financial Officer