Form 10-Q
period 1997-04-30
FUTURE FUND
filed 1997-05-23
CIK 277807

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________
Commission file number 0-9202


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

                                Yes X      No

                        PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                      STATEMENTS OF FINANCIAL CONDITION


                                             APRIL 30, 1997       OCTOBER 31,
ASSETS:                                       (UNAUDITED)             1996
                                             --------------      --------------
  CASH                                       $            0      $            0
                                             --------------      --------------
  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                  0              44,422
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                         642,419           2,353,208
    AMOUNT DUE FROM (TO) BROKER                  14,940,802          12,466,522
                                             --------------      --------------
                                                 15,583,221          14,864,152
                                             --------------      --------------
                                             $   15,583,221      $   14,864,152
                                             ==============      ==============

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS
    PAYABLE                                  $       90,861      $       86,669
  ACCRUED MANAGEMENT FEE                             42,473              55,381
  ACCRUED PROFIT SHARE                              120,955             288,923
  REDEMPTIONS PAYABLE                                43,611              70,695
  OTHER ACCRUED EXPENSES                              7,106               6,578
                                             --------------      --------------
                                             $      305,006      $      508,246
                                             --------------      --------------

PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
      OUTSTANDING AT APRIL 30, 1997 AND
      OCTOBER 31, 1996, RESPECTIVELY                241,007             221,393
  LIMITED PARTNERS, 13,727 AND 14,046 UNITS
      EQUIVALENTS OUTSTANDING AT JANUARY 31, 1997
      AND OCTOBER 31, 1996, RESPECTIVELY         15,037,208          14,134,513
                                             --------------      --------------
        TOTAL PARTNERS' CAPITAL                  15,278,215          14,355,906
                                             --------------      --------------
                                             $   15,583,221      $   14,864,152
                                             ==============      ==============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                       $     1,095.49      $     1,006.33
                                             ==============      ==============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

             FOR THE SIX MONTHS ENDED APRIL 30, 1997 (UNAUDITED)


                                        LIMITED         GENERAL
                                        PARTNERS       PARTNERS        TOTAL
                                      -----------    -----------    -----------
FUND EQUITY AT OCTOBER 31, 1996       $14,134,513    $   221,393    $14,355,906
(14,046 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 319 LIMITED
 PARTNERSHIP UNITS                       (340,884)                     (340,884)


NET GAIN (LOSS) IN FUND EQUITY
  FROM OPERATIONS                       1,243,578         19,614      1,263,192
                                      -----------    -----------    -----------
FUND EQUITY AT APRIL 30,1997          $15,037,208    $   241,007    $15,278,215
(13,727 LIMITED PARTNERSHIP UNITS)    ===========    ===========    ===========

NET ASSET VALUE PER UNIT AT
  APRIL 30, 1997:                                                   $  1,095.49
                                                                    ===========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)


REVENUES:                                                   1997         1996
                                                        ----------   ----------
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                       $1,300,139   $1,118,374
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                 (194,367)     242,373
  INTEREST INCOME                                          172,063      188,180
                                                        ----------   ----------
                                                         1,277,836    1,548,927
                                                        ----------   ----------

EXPENSES:
  BROKERAGE COMMISSIONS                                    277,051      267,868
  MANAGEMENT FEE                                           131,951      158,054
  PROFIT SHARE                                             195,974      285,550
  OTHER ADMINISTRATIVE EXPENSES                             22,000       24,300
                                                        ----------    ---------
                                                           626,976      735,772
                                                        ----------    ---------
NET INCOME (LOSS)                                       $  650,860    $ 813,155
                                                        ==========    =========

NET GAIN ALLOCATED TO
    GENERAL PARTNER                                     $   10,184    $  11,745
                                                        ==========    =========

NET GAIN ALLOCATED TO
    LIMITED PARTNERS                                    $  640,676    $ 801,410
                                                        ==========    =========

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
     UNIT OUTSTANDING THROUGHOUT EACH PERIOD            $    46.29    $   53.38
                                                        ==========    =========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)


REVENUES:                                                  1997         1996
                                                       -----------  -----------
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                      $ 3,666,121  $ 1,487,502
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS               (1,556,767)   1,206,682
  INTEREST INCOME                                          330,827      392,173
                                                       -----------  -----------
                                                         2,440,182    3,086,357
                                                       -----------  -----------

EXPENSES:
  BROKERAGE COMMISSIONS                                    552,185      543,685
  MANAGEMENT FEE                                           269,195      318,479
  PROFIT SHARE                                             319,810      456,984
  OTHER ADMINISTRATIVE EXPENSES                             35,800       33,300
                                                       -----------  -----------
                                                         1,176,990    1,352,448
                                                       -----------  -----------
NET INCOME (LOSS)                                      $ 1,263,192  $ 1,733,909
                                                       ===========  ===========

NET GAIN ALLOCATED TO
    GENERAL PARTNER                                    $    19,614  $    23,156
                                                       ===========  ===========

NET GAIN ALLOCATED TO
    LIMITED PARTNERS                                   $ 1,243,578  $ 1,710,753
                                                       ===========  ===========

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD            $     89.16  $    105.25
                                                       ===========  ===========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)
                                            -------


                                                      1997             1996
                                                   ----------       ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                 1,263,192        1,733,909
  (INCREASE) DECREASE IN EQUITY IN COMMODITY
    FUTURES AND FORWARD TRADING ACCOUNTS             (719,069)        (259,979)
  INCREASE IN OTHER LIABILITIES                             0          779,517
                                                   ----------       ----------
TOTAL FUNDS PROVIDED                                  544,123        2,253,447
                                                   ----------       ----------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS             340,884        3,050,447
  ADDITION OF LIMITED PARTNERSHIP UNITS                     0         (797,000)
  INCREASE IN EQUITY IN COMMODITY FUTURES
    TRADING ACCOUNTS
  (INCREASE) DECREASE IN OTHER LIABILITIES            203,240                0
                                                   ----------       ----------
TOTAL FUNDS APPLIED                                   544,124        2,253,447
                                                   ----------       ----------

CHANGE IN CASH BALANCE                             $       (0)               0
                                                   ----------       ----------



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND

                      (An Illinois Limited Partnership)


                   NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1996, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1997 has been derived from the audited financial statements as of October 31, 1996. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the six months ended April 30, 1997

                              30-Apr-97          31-Oct-96

Ending Equity (Note A)       15,278,215         14,355,906

NOTE A:

Ending equity at April 30, 1997 is higher than ending equity at October 31, 1996 due to profitable trading during the period.


NOTE B:
                             Three months       Three months
                             ended 4/30/97      ended 4/30/96
Increase (decrease) in net     (194,367)           242,373
unrealized appreciation on
open futures and forward contracts


Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 4/30/97 is less than net unrealized appreciation on open futures contracts for the three months ended 4/30/96 due to less profitable trading during the period.

NOTE C:
                               Six months        Six months
                             ended 4/30/97      ended 4/30/96
Increase (decrease) in net    (1,556,767)         1,206,682
unrealized appreciation on
open futures and forward contracts


Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the six months ended 4/30/97 is less than net unrealized appreciation on open futures contracts for the six months ended 4/30/96 due to less profitable trading during the period.

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