Form 10-Q
period 1997-07-31
FUTURE FUND
filed 1997-08-27
CIK 277807

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              -------------------------------------
Commission file number 0-9202

                               THE FUTURE FUND
              (Exact name of registrant as specified in its charter)

State of jurisdiction or incorporation (Illinois)

IRS EMPLOYER ID NO. #36-3033727

C/O HEINOLD ASSET MANAGEMENT, INC.
ONE FINANCIAL PLACE
440 S. LASALLE STREET  21st FLOOR
CHICAGO, ILLINOIS 60605
PHONE NUMBER 663-7500

SAME
(Former name, former address and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]

                        PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                      STATEMENTS OF FINANCIAL CONDITION



                                                  JULY 31, 1997                   OCTOBER 31,
ASSETS                                             (UNAUDITED)                       1996
CASH                                                       0                               0

EQUITY IN FUTURES TRADING ACCOUNTS:
  UNITED STATES TREASURY SECURITIES, AT
   COST PLUS ACCRUED INTEREST WHICH
   APPROXIMATES MARKET                                     0                          44,422
  NET UNREALIZED APPRECIATION ON
   OPEN FUTURES CONTRACTS                          1,968,342                       2,353,208
 AMOUNT DUE FROM (TO) BROKER                      14,917,870                      12,466,522
                                            ================================================
                                                  16,886,211                      14,864,152

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                       98,457                          86,669
  ACCRUED MANAGEMENT FEE                              54,804                          55,381
  ACCRUED PROFIT SHARE                               311,358                         288,923
  REDEMPTIONS PAYABLE                                 29,158                          70,695
  OTHER ACCRUED EXPENSES                               7,836                           6,578
                                             ===============================================
                                                     501,613                         508,246

PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JULY 31, 1997 AND
    OCTOBER 31, 1996, RESPECTIVELY                   261,829                         221,393
  LIMITED PARTNERS, 13,547 AND 14,046 UNITS
    EQUIVALENTS OUTSTANDING AT JULY 31, 1997
    AND OCTOBER 31, 1996, RESPECTIVELY            16,122,769                      14,134,513
                                                 ------------                   ------------
       TOTAL PARTNERS' CAPITAL                    16,384,597                      14,355,906
                                                 ------------                   ------------
                                                  16,886,211                      14,864,152
                                                 ============                   ============

NET ASSET VALUE PER UNIT OUTSTANDING                1,190.13                        1,006.33

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)
                       STATEMENTS OF PARTNERS' CAPITAL

             FOR THE NINE MONTHS ENDED JULY 31, 1997 (UNAUDITED)

                                                                LIMITED                 GENERAL
                                                                PARTNERS                PARTNERS                TOTAL
                                                             ------------            -------------         --------------
FUND EQUITY AT OCTOBER 31, 1996                              14,134,513                 221,393             14,355,906
(14,046 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 499 LIMITED PARTNERSHIP UNITS                    (537,451)                                      (537,451)

NET INCOME                                                    2,525,706                  40,436              2,566,142


                                                             ============================================================
FUND EQUITY AT JULY 31, 1997                                 16,122,769                 261,829             16,384,597
(13,547 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT JULY 31, 1997                                                                     1,190.13



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


REVENUES:                                                           1997                                1996

 NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                            $        428,476                   $    (1,233,169)
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                           1,334,478                          (681,161)
  INTEREST INCOME                                                     174,607                           161,811
                                                             ================                   ================
                                                                    1,937,561                        (1,752,519)

EXPENSES:
  BROKERAGE COMMISSIONS                                               276,985                           239,073
  MANAGEMENT FEE                                                      144,990                           150,774
  PROFIT SHARE                                                        203,035                          (154,457)
  OTHER ADMINISTRATIVE EXPENSES                                         9,600                            14,500
                                                             ================                   ================
                                                                      634,610                           249,890


NET INCOME (LOSS)                                            $      1,302,951                   $    (2,002,409)

NET GAIN TO GENERAL PARTNER                                  $         20,822                           (29,705)

NET GAIN TO LIMITED PARTNER                                  $      1,282,129                        (1,972,704)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                      $          94.64                           (135.02)

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)


REVENUES:                                                               1997                            1996
                                                             ------------------             -------------------

 NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                            $        4,094,597             $           254,333
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                              (222,289)                        525,521
  INTEREST INCOME                                                       505,434                         553,984
                                                             ==================             ===================
                                                                      4,377,742                       1,333,838

EXPENSES:
  BROKERAGE COMMISSIONS                                                 829,170                         782,758
  MANAGEMENT FEE                                                        414,185                         469,253
  PROFIT SHARE                                                          522,845                         302,527
  OTHER ADMINISTRATIVE EXPENSES                                          45,400                          47,800
                                                             ==================             ===================
                                                                      1,811,600                       1,602,338


NET INCOME (LOSS)                                            $        2,566,142             $          (268,500)

NET GAIN TO GENERAL PARTNER                                  $           40,436             $            (6,549)

NET GAIN TO LIMITED PARTNER                                  $        2,525,706             $          (261,951)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                      $           183.80             $            (29.77)


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)

                                                                1997                          1996

FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                         2,566,142                       (268,500)
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                     (2,022,059)                     2,966,129
  INCREASE IN OTHER LIABILITIES                                (6,632)                       (48,000)
                                                       =============================================
       TOTAL FUNDS PROVIDED                                   537,451                      2,649,629



FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                     537,451                      3,446,629


  ADDITION OF LIMITED PARTNERSHIP UNITS                             0                       (797,000)
                                                        ============================================
       TOTAL FUNDS APPLIED                                    537,451                      2,649,629


 CHANGE IN CASH BALANCE                                             0                              0

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FIANANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                   NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1996, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31, 1997 has been derived from the audited financial as of October 31, 1996. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

              NOTES TO FORM 10-Q FINANCIAL STATEMENTS, Continued

Item 2. Management's discussion and analysis of Financial Condition, and operating results for the nine months ended July 31, 1997

                          31-Jul-97             31-Oct-96

Ending Equity (Note A)    16,384,597            14,355,906

NOTE A:

Ending equity at July 31, 1997 is higher than ending equity at October 31, 1996 due to profitable trading during the period.




NOTE B:

                          Three months          Three months
                          ending 7/31/97        ended 7/31/96

Open Trade Equity         1,334,478             (681,161)






Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 7/31/97 is more than net unrealized appreciation of contracts for the three months ended 7/31/96 due to more profitable trading period.



NOTE C:
                          Nine months           Nine months
                          ended 7/31/97         ended 7/31/96

Net Realized Trading Ga   4,094,597             254,333





Net realized trading gains on open futures and forward contracts for the months ended 7/31/97 is larger than net realized trading gains on open futures and forwards for the nine months ended 7/31/96 due to profitable trading period.