Form 10-K405
period 1997-10-31
FUTURE FUND
filed 1998-01-28
CIK 277807

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

                X  Annual Report Pursuant to Section 13 or 15(d)
               --- of the Securities Exchange Act of 1934
                               [Fee Required]

                For the Fiscal Year Ended:  October 31, 1997

                  Transition Report Pursuant to Section 13
               ---
               or 15(d) of the Securities Exchange Act of 1934
                              [No Fee Required]

                       Commission File Number:  0-9202

                               THE FUTURE FUND
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Illinois                                36-3033727
  -------------------------------                   ---------------
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

                Yes    X        No
                     ----          ----

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

                                      PART I
                                      -------

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

     The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $235,510 as of October 31, 1997.

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

     The Trading Manager receives a Management Fee at an annual rate of 4% of the average month-end Net Asset Value, as defined, of the Partnership. The Trading Manager will also receive an incentive fee equal to 20% of any New Trading Profit attributable to each trading advisor to be calculated and paid quarterly or annually.

     On April 1, 1996, the Partnership, pursuant to an exemption from the Commodity Futures Commission (the "CFTC"), was permitted to cease trading nd-alone basis. On that date, the Partnership elected to continue to allocate a portion of its assets to managed accounts with commodity trading advisors and to trade the remaining assets through participation in a series of private general partnerships ("Account Partnerships") formed together with other pools of which the General Partner acts as general partner. Only pools of which the General Partner acts are permitted to participate in these Account Partnerships, and all such pools share pro rata in the profits and losses of the Account Partnerships based on the capital which each pool contributes to each such Account Partnership. Because the Account Partnerships combine the assets of numerous pools, they make it possible for even the smaller pools to have access to a number of commodity trading advisors without need of meeting each commodity trading advisors' minimum account size requirements. Although the General Partner has agreed to various incremental accounting procedures, the operation of the Account Partnerships should be effectively transparent to the Unitholders. As of December 1, 1997, all of the Partnership's assets were allocated to the Account Partnerships.

     The Partnership shall pay commodity brokerage commissions to the Commodity Broker at an annual rate of 7% of month-end Net Assets per year, plus National Futures Association ("NFA") and give-up fees.

Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the CFTC. The Futures Association, a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Manager and the Trading Advisors, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors, and the Commodity Broker are all members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain tuations. In the event that the registration of the General
Partner as a commodity pool operator or the Trading Advisors' registrations as commodity trading advisors were terminated or suspended, the General Partner and the Trading Advisors would be unable to continue to manage the business of the Partnership, select the Trading Advisors and direct the Partnership's futures and forward trading, respectively. Should the General Partner's registration be suspended, termination of the Partnership might result.

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

     (b) Financial information about industry segments. The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 1997 are set forth under "Item 6. Selected Financial Data."

     (c) Narrative description of business.
         ---------------------------------

        (1)  See Items 1(a) and (b) above.

             (i) through (xii) -- not applicable.

             (xii) -- the Partnership has no employees.

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

                                    PART II
                                    -------

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

           (b)  Holders.  As of November 1, 1997, there were 691 holders of
Units.

           (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6. Selected Financial Data.

     The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 1997.


                                    Fiscal             Fiscal          Fiscal          Fiscal        Fiscal
                                  Year Ended         Year Ended      Year Ended      Year Ended    Year Ended
                                  October 31,        October 31,      October 31,    October 31,   October 31,
                                     1997               1996            1995           1994            1993
                                  ----------         ----------      ----------     ----------     ----------
Net gain (loss) on
 trading of futures
 and forward contracts            $2,385,992         $3,994,809      $2,226,647     $ 257,407       $5,680,415
Interest income                      685,611            685,594         845,122       599,540          536,710
                                     -------            -------         -------       -------       ----------

Total income                       3,071,603          4,680,403       3,071,769       856,947        6,217,125
                                  ==========          =========       =========     =========       ==========

Brokerage commissions              1,109,170          1,002,522       1,181,262     1,289,379        1,388,149

Management fees                      556,956            622,696         675,007       736,788          793,228
Incentive fees                       430,609            663,447         452,602       167,041          768,327
Other                                 53,799             77,024          95,150        82,639           95,554
                                      ------             ------          ------       -------           ------
Total expenses                     2,150,534          2,365,689       2,404,021     2,275,847        3,045,258
                                   =========          =========       =========     =========        =========

Net income                          $921,069         $2,314,714        $667,748   $(1,418,900)      $3,171,867
                                    ========         ==========        ========   ============      ==========
Net income
 allocated to:
 General Partner                     $14,117            $32,898         $ 6,634      $(21,004)         $44,763
                                     =======            =======         =======      =========         =======

 Limited Partners                   $906,952         $2,281,816        $661,114   $(1,397,896)      $3,127,104
                                    ========         ==========        ========   ============      ==========

Net income for a unit
 of partnership interest
 (for a unit outstand-
 ing throughout
 each year)                           $64.17           $149.53         $  30.16   $    (63.46)      $   135.24
                                      ======           =======         ========   ============      ==========

Total assets                     $15,019,983       $14,864,152      $15,244,909   $17,666,836      $20,201,846
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

Results of Operations

           Operating results showed a profit for the fiscal years ended October 31, 1997, October 31, 1996 and October 31, 1995.

           The Net Asset Value per Unit as of October 31, 1997 and October 31, 1996 was $1,070.50 and $1,006.33, respectively.

           The Partnership recorded gains for fiscal year 1997. Due to the downward trend in interest rates, the Partnership profited from long positions in financial instruments. Other profits were realized in long U.S. index positions due to to the conntinued strength of the U.S. stock market. Further gains were made in long agricultural positions. Although trading in long precious metal positions proved unprofitable, such losses were not enough to offset the Partnership's gains.


     Gains were realized by the Partnership in fiscal year 1996. Although losses did occur in short positions in the foreign currency sector as well as the financial and metals markets, such losses were more than offset by the Partnership's profitable trading. The Partnership's gains resulted largely from profitable trades made in long U.S. and foreign financial positions. These trades were profitable due to a downward trend in interest rates. Other profits were realized in short positions in the agricultural market and long positions
in the energy market.                              .

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.

            The Partnership filed a Form 8-K on January 16, 1997 indicating a change in auditors for the fiscal year ended October 31, 1997. Such Form 8-K is herein incorporated by reference. A report from Deloitte & Touche LLP dated December 13, 1996 is filed as part of the financial statements to this report.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership.

     The General Partner is a commodity pool operator registered with the NFA.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties." herein. E. D. & F. Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."

           The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           (a)  Security ownership of certain beneficial owners.
                The Partnership knows of no person who owns beneficially more than 5% of the Units.

           (b)  Security ownership of management.

           Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $235,510 as of October 31, 1997, 1.61% of the Partnership's total equity.

           (c)  Changes in control.

           None

Item 13.   Certain Relationships and Related Transactions.

           See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

     (k) Trading Manager Agreement dated January 1, 1996 among the Partnership and the Trading Manager.

     (l) Form of General Partnership Agreement among various commodity pools of which Heinold Asset Management, Inc. acts as sole general partner.

     (m) Form of Management Contract among each Account Partnership and each trading advisor.

     (n) Form of Management Contract among the Partnership and each trading advisor.

     The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1997.

     (o) Back Office Service Agreement dated November 1, 1996 among Managed Asset Service Corp., the General Partner and the Partnership.

     The above exhibit is filed herewith.

     (b)  Reports on Form 8-K

     The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 26th day of January, 1998.

                                        THE FUTURE FUND

                                        By HEINOLD ASSET MANAGEMENT, INC.
                                           General Partner

                                        By /s/ Thomas M. Harte
                                           -----------------------
                                           Thomas M. Harte
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                           Title with
     Signature             General Partner                 Date
     ---------             ---------------                 ----

     /s/ Thomas M. Harte   President (chief operating      January 26, 1998
     --------------------  officer) and Director
         Thomas M. Harte

     /s/ Lee E. Meyer      Chief Financial Officer         January 26, 1998
     --------------------  (principal accounting officer)
         Lee E. Meyer

     /s/ Mary T. Bergonia  Director                        January 26, 1998
     --------------------
         Mary T. Bergonia

     /s/ Gary M. Rindner   Director                        January 26, 1998
     --------------------
         Gary M. Rindner

     /s/ Ira Polk          Director                        January 26, 1998
     --------------------
         Ira Polk



     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)



HEINOLD ASSET     General Partner of            January 26, 1998
MANAGEMENT, INC.  Registrant


By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President

                                        Financial Statements

                                           The Future Fund
                                   (An Illinois Limited Partnership)

                             Years ended October 31, 1997, 1996, and 1995
                                   with Report of Independent Auditors

                               The Future Fund
                      (An Illinois Limited Partnership)

                            Financial Statements

                Years ended October 31, 1997, 1996, and 1995




                                  CONTENTS


Report of Independent Auditors..........................................  1

Financial Statements

Statements of Financial Condition.......................................  2
Statements of Operations................................................  3
Statements of Changes in Partners' Equity...............................  4
Statements of Cash Flows................................................  5
Notes to Financial Statements...........................................  6

                       Report of Independent Auditors

The Partners
The Future Fund

We have audited the accompanying statement of financial condition of The Future Fund (the Partnership) as of October 31, 1997, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Future Fund for the year ended October 31, 1996, and for the two years then ended, were audited by other auditors whose report dated December 13, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Future Fund at October 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------


Chicago, Illinois
December 11, 1997

INDEPENDENT AUDITORS' REPORT


To the General Partner and
Limited Partners of
The Future Fund:


We have audited the accompanying statement of financial condition of The Future Fund (the "Partnership") as of October 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of October 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Chicago, Illinois
December 13, 1996

                               The Future Fund
                      (An Illinois Limited Partnership)

                      Statements of Financial Condition





                                                           OCTOBER 31
                                                     1997             1996
                                                -----------------------------
Assets
Investment in affiliated general partnership     $ 1,491,685     $   462,296
Equity in commodity trading accounts:
    Net unrealized trading gains on open
    contracts                                        356,939       1,801,659
    Due from affiliated broker                    13,171,359      12,600,197

                                                -----------------------------
Total assets                                     $15,019,983     $14,864,152
                                                =============================

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
    Brokerage commissions                            $81,156         $86,669
    Redemptions payable                               32,072          70,695
    Management fees                                   43,588          55,381
    Incentive fees                                   200,625         288,923
    Other                                              7,502           6,578
                                                -----------------------------
Total liabilities                                    364,943         508,246

Partners' equity:
    Limited partners (13,470 and 14,046 units
    outstanding at October 31, 1997 and 1996,
    respectively)                                 14,419,530      14,134,513

    General Partner (220 unit equivalents
        outstanding  at October 31, 1997 and
        1996)                                        235,510         221,393
                                                -----------------------------
Total partners' equity                            14,655,040      14,355,906
                                                -----------------------------
Total liabilities and partners' equity           $15,019,983     $14,864,152
                                                =============================

Net asset value per outstanding unit of
partnership interest                             $  1,070.50     $  1,006.33
                                                =============================

See accompanying notes.

                               The Future Fund
                      (An Illinois Limited Partnership)

                          Statements of Operations




                                                YEAR ENDED OCTOBER 31
                                        1997           1996          1995
                                    -----------------------------------------
INCOME
Net realized trading gains
   on closed contracts              $4,156,566     $1,865,930     $3,087,234
Change in net
   unrealized gain or loss
   on open contracts                (1,770,574)      2,128,879      (860,587)
Brokerage commissions               (1,109,170)     (1,002,522)   (1,181,262)
                                    -----------------------------------------
Interest income                        685,611         685,594       845,122
                                    -----------------------------------------
                                     1,962,433       3,677,881     1,890,507



EXPENSES
Management fees                        556,956         622,696       675,007
Incentive fees                         430,609         663,447       452,602
Other                                   53,799          77,024        95,150
                                    -----------------------------------------
                                     1,041,364       1,363,167     1,222,759
                                    -----------------------------------------
Net income                          $  921,069     $ 2,314,714    $  667,748
                                    =========================================
Net income for a unit
   of partnership interest
   (for a unit outstanding
   throughout each year):
      General Partner               $    64.17     $   149.53     $    30.16
                                    =========================================
      Limited Partners              $    64.17     $   149.53     $    30.16
                                    =========================================
Net income allocated to:
      General Partner               $   14,117     $   32,898     $    6,634
                                    =========================================
      Limited Partners              $  906,952     $2,281,816     $  661,114
                                    =========================================


See accompanying notes.

                               The Future Fund
                      (An Illinois Limited Partnership)

                  Statements of Changes in Partners' Equity

                Years ended October 31, 1997, 1996, and 1995




                                             LIMITED    GENERAL
                                             PARTNERS   PARTNER      TOTAL
                                        ------------------------------------

Partners' equity at October 31, 1994      $17,084,696  $181,861  $17,266,557
Redemption of 3,320 units of
  limited partnership interest             (2,882,007)        -   (2,882,007)
Net income                                    661,114     6,634      667,748
                                        ------------------------------------
Partners' equity at October 31, 1995       14,863,803   188,495   15,052,298
Addition of 939 units of limited
  partnership interest                        797,000         -      797,000
Redemption of 4,241 units of
  limited partnership interest             (3,808,106)        -   (3,808,106)
Net income                                  2,281,816    32,898    2,314,714
                                        ------------------------------------
Partners' equity at October 31, 1996       14,134,513   221,393   14,355,906
Redemption of 576 units of limited
  partnership interest                       (621,935)        -     (621,935)
Net income                                    906,952    14,117      921,069
                                        ------------------------------------
Partners' equity at October 31, 1997      $14,419,530  $235,510  $14,655,040
                                        ====================================

See accompanying notes.

                               The Future Fund
                      (An Illinois Limited Partnership)

                          Statements of Cash Flows



                                                     YEAR ENDED OCTOBER 31
                                                 1997         1996       1995
                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $  921,069   $2,314,714   $ 667,748
Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Increase) in investment in affiliated
      general partnership                   (1,029,389)    (462,296)          -
    Decrease in equity in commodity
      trading accounts                         873,558      843,053   2,400,620
    Increase (decrease) in liabilities:
      Brokerage commissions                     (5,513)      (2,263)    (14,123)
      Management fees                          (11,793)       4,563      (8,071)
      Incentive fees                           (88,298)     288,923      (5,813)
      Other                                        924        1,157        (726)
                                            ------------------------------------
Net cash provided by operating activities      660,558    2,987,851   3,039,635


CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership
   interests                                  (660,558)  (2,987,851) (3,060,942)
                                            ------------------------------------
Net change in cash                                   -            -     (21,307)
Cash at beginning of year                            -            -      21,307
                                            ------------------------------------
Cash at end of year                         $        -   $        -   $       -
                                            ====================================

See accompanying notes.

                               The Future Fund
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements



1.  ORGANIZATION OF THE PARTNERSHIP

The Future Fund (Partnership) was organized in November 1978, under the Illinois Uniform Limited Partnership Act, for purposes of engaging in the speculative trading of futures, options on futures, and forward contracts. Heinold Asset Management, Inc. (HAMI), a wholly owned subsidiary of E.D. & F. Man, Inc., is the general partner of the Partnership (General Partner).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the underlying partnerships. The underlying partnerships value their financial instruments on a mark-to-market basis of accounting. The income and related expenses from investments in affiliated general partnerships are presented in the statements of operations on a pro rata basis.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from E.D. & F. Man International, Inc. (Man), a registered broker-dealer and an affiliate of the General Partner.

INCOME RECOGNITION

Realized and unrealized trading gains and losses on futures, options on futures, and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized currently. All trading activities are accounted for on a trade-date basis.

INCOME TAXES

Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is includable in the income tax returns of the partners.

                               The Future Fund
                      (An Illinois Limited Partnership)

                  Notes to Financial Statements (continued)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER UNIT

Net income per unit of Partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statement amounts to conform with the current year presentation.

3.  LIMITED PARTNERSHIP AGREEMENT

The limited partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any.

Distributions (other than redemption of units) are made on a pro rata basis at the sole discretion of the General Partner.

Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on ten days' prior written notice to the General Partner. The Partnership is scheduled to be dissolved on July 1, 1998, or upon the occurrence of certain events as specified in the limited partnership agreement. HAMI plans to extend the term of the Partnership during the coming year. The length of this extension has not yet been determined.
The Partnership is closed to new subscriptions.

The Partnership bears the expenses incurred in connection with its activities. These expenses include brokerage commissions, trading advisors' management and incentive

                               The Future Fund
                      (An Illinois Limited Partnership)

                  Notes to Financial Statements (continued)



fees, legal, audit, and tax return preparation, and filing fees. The General Partner bears all other operating expenses.

                               The Future Fund
                      (An Illinois Limited Partnership)

                  Notes to Financial Statements (continued)




4.  ADVISORY AGREEMENTS

The Partnership enters into various advisory agreements. At October 31, 1997, the Partnership's assets were allocated to four separately managed accounts and one affiliated general partnership (see Note 5). The General Partner may reallocate assets and add or terminate advisors at any time.

Each trading advisor receives from the Partnership a monthly management fee ranging from .083% to .333% (1%-4% annually) of the Partnership's month-end net asset value, as defined, and incentive fees ranging from 15% to 20% (annual basis) of the Partnership's new trading profits, as defined. The incentive fee is retained by the advisor even though trading losses may occur in subsequent periods; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership. At October 31, 1997, carryforward loses related to separately managed accounts were $1,437,066.

The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of .5833 (7% annually) of the Partnership's month-end net assets, as defined, plus NFA fees and related "give up" charges. Man pays the Partnership interest on its average daily net assets at a rate equal to 90% of the current U.S. Treasury Bill rate.

5.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS

Effective April 1, 1996, the Partnership began participating in a series of private affiliated general partnerships (General Partnerships) formed together with other HAMI-sponsored limited partnerships. The General Partnerships engage in the speculative trading of futures, options on futures, and forward contracts based on their respective trading strategies. The Partnership shares pro rata in profits and losses of such General Partnerships based on the capital that the Partnership "commits," as defined, to each General Partnership.

A separate General Partnership is formed for each Commodity Trading Advisor (Trading Advisor) that the General Partner selects to trade partnership assets. Under the terms of its management contract, each Trading Advisor has sole responsibility for determining the General Partnership's trades. As compensation for these services, each Trading Advisor receives a monthly management fee based on a percentage of the Partnership's month-end allocated assets, as defined. Each Trading Advisor also receives a quarterly or annual

                               The Future Fund
                      (An Illinois Limited Partnership)

                  Notes to Financial Statements (continued)



5.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

incentive fee based on a percentage of new trading profits, as defined. The incentive fee is retained by the Trading Advisors even when "trading losses," as defined, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the General Partnership. At October 31, 1997, the Partnership was invested in Heinold General Partnership Account I (G. P. I). Assets allocated to G. P. I as of October 31, 1997, were $3,288,121, including committed funds of $1,796,436. As of October 31, 1997, there were no carryforward losses for incentive fee purposes related to this investment.

Heinold General Partnership Account I had total assets (no liabilities) consisting of the following at October 31, 1997:


Due from affiliated broker                  $2,114,280
Net unrealized gain on open contracts           93,413
                                            ----------
                                            $2,207,693
                                            ==========

Each General Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for the General Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK OR CONCENTRATION OF CREDIT RISK

The Partnership invests in futures, options on futures, and forward contracts that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected currently in trading gains (losses) in the statements of operations.

The fair values of the Partnership's derivative financial instruments held in separately managed accounts at October 31, 1997 and 1996, were $356,939 and $1,801,659, respectively, and the average fair values of these instruments for the years then ended, based on month-end amounts, were $614,532 and $947,874, respectively.

                               The Future Fund
                      (An Illinois Limited Partnership)

                  Notes to Financial Statements (continued)


6. DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK OR CONCENTRATION OF CREDIT RISK (CONTINUED)

The contract or notional amounts of derivative instruments held in separately managed accounts to purchase and sell at October 31, 1997, were as follows:


        Forward contracts:
           To purchase           $9,234,096
           To sell               10,256,678

        Futures contracts:
           To purchase           17,635,450
           To sell               26,703,421

Although contract or notional amounts may reflect the extent of the Partnership's involvement in a particular class of financial instruments, they are not indicative of potential loss. Futures, options on futures, and forward contracts are typically closed out by entering into offsetting contracts. For these contracts, the net unrealized gains or losses, rather than contract or notional amounts, represent the approximate future cash requirements.

The Partnership is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included on the statements of financial condition. At October 31, 1997, there were no unrealized gains on open forward contracts. Forward contracts are entered into on an arm's-length basis with ED&F Man Capital, Inc., an affiliate of the General Partner. For exchange-traded contracts, the clearing organization acts as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

The Partnership has general partner liability with respect to its interest in the affiliated general partnership.

The Partnership's assets and affiliated general partnership's assets held at Man are in segregated accounts as required by the Commodity Futures Trading Commission.


                                   * * * * *
                                     11

                       Oath of Commodity Pool Operator



To the best of my knowledge and belief, the information contained herein is accurate and complete.






Heinold Asset Management, Inc.
(Pool Operator)




/s/ Lee E. Meyer
-------------------------------
Lee E. Meyer
Chief Financial Officer