Form 10-Q
period 1998-01-31
FUTURE FUND
filed 1998-02-25
CIK 277807

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JAN, 31 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number 0-9202

                               THE FUTURE FUND
            (Exact name of registrant as specified in its charter)

State of jurisdiction or incorporation (Illinois)

IRS EMPLOYER ID NO. #36-3033727

C/0 HEINOLD ASSET MANAGEMENT. INC.
ONE FINANCIAL PLACE
440 S. LASALLE ST-21 FLOOR
CHICAGO ILLINOIS 60605
PHONE NUMBER 663-7500

SAME
( Former name, former address and former fiscal year, if changed)

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

                      STATEMENTS OF FINANCIAL CONDITION


                                                        1/31/98           10/31/97
ASSETS:                                                (UNAUDITED)         (AUDITED)
  CASH                                                           0                  0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                         0                  0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                                470,860            356,939
    AMOUNT DUE FROM (TO) BROKER                         14,260,991         14,663,044
                                                    ----------------------------------
                                                        14,731,850         15,019,983

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                             85,937             81,156
  ACCRUED MANAGEMENT FEE                                    48,719             43,588
  ACCRUED PROFIT SHARE                                      38,862            200,625
  REDEMPTIONS PAYABLE                                      131,824             32,072
  OTHER ACCRUED EXPENSES                                      (146)             7,502
                                                    ----------------------------------
                                                           305,196            364,943


PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JAN 31, 1998 AND
    OCTOBER 31, 1997, RESPECTIVELY                         236,978         14,419,530
  LIMITED PARTNERS, 13,173 AND 13,470 UNITS
    EQUIVALENTS OUTSTANDING AT JAN 31,1998
    AND OCTOBER 31, 1997, RESPECTIVELY                  14,189,677            235,510
                                                    ---------------    ---------------
       TOTAL PARTNERS' CAPITAL                          14,426,655         14,655,040
                                                    ---------------    ---------------
                                                        14,731,850         15,019,983
                                                    ===============    ===============

NET ASSET VALUE PER UNIT OUTSTANDING                      1,077.17           1,070.50


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)
                       STATEMENTS OF PARTNERS' CAPITAL
             FOR THE THREE MONTHS ENDED JAN 31, 1998 (UNAUDITED)




                                                    LIMITED          GENERAL
                                                    PARTNERS         PARTNERS           TOTAL
                                                 --------------   --------------   --------------
  FUND EQUITY AT OCTOBER 31, 1997                   14,419,530          235,510       14,655,040
  (13,470 LIMITED PARTNERSHIP UNITS)

  REDEMPTION OF 297 LIMITED PARTNERSHIP UNITS         (317,370)                         (317,370)

  NET INCOME                                            87,517            1,468           88,985


                                                 ------------------------------------------------
  FUND EQUITY AT JAN 31,1998                        14,189,677          236,978       14,426,655
  (13,173 LIMITED PARTNERSHIP UNITS)

  NET ASSET VALUE PER UNIT AT JULY 31:1998                                              1,077.17







                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JAN 31, 1998 AND 1997 (UNAUDITED)


REVENUES:                                                        1998               1997
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                         $       433,231    $     2,365,982
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                         (87,315)        (1,362,400)
  INTEREST INCOME                                                 168,593            158,764
                                                          ---------------    ---------------
                                                                  514,510          1,162,346

EXPENSES:
  BROKERAGE COMMISSIONS                                           254,171            275,134
  MANAGEMENT FEE                                                  140,013            137,244
  PROFIT SHARE                                                     25,141            123,836
  OTHER ADMINISTRATIVE EXPENSES                                     6,200             13,800
                                                          ---------------    ---------------
                                                                  425,525            550,014

NET INCOME (LOSS)                                         $        88,985    $       612,332

NET GAIN TO GENERAL PARTNER                               $         1,468    $         9,430

NET GAIN TO LIMITED PARTNER                               $        87,517    $       602,902

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                   $          6.67    $         42.87




                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED JAN 31, 1998 AND 1997 (UNAUDITED)




                                                                      1998       1997
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                  88,986     612,332
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                              288,132    (164,631)
  INCREASE IN OTHER LIABILITIES                                           0           0
                                                                 -----------------------
       TOTAL FUNDS PROVIDED                                         377,118     447,701


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                            317,370     241,719
 DECREASE IN OTHER LIABILITIES                                       59,748     205,982
                                                                 -----------------------
       TOTAL FUNDS APPLIED                                          377,118     447,701


CHANGE IN CASH BALANCE                                                    0           0



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1997, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31,1998 has been derived from the audited financial as of October 31, 1997. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended Jan 31, 1998

                                     31-Jan-98               31-Oct-97
Ending Equity (Note A)                 14,426,655             14,655,040

NOTE A:

Ending equity at Jan 31,1998 is lower than ending equity at October
31, 1997 due to redemption of limited parthership units during the period.






NOTE B:

                                    Three months             Three months
                                    ended 1/31/98            ended 1/31/97
Increase decrease in                   (87,315)               (1,362,400)
open trade equity





Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 1/31/98 is more than net unrealized appreciation on open futures contracts for the three months ended 1/31/97 due to more profitable trading during the period.