Form 10-Q
period 1998-04-30
FUTURE FUND
filed 1998-06-01
CIK 277807

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                      STATEMENTS OF FINANCIAL CONDITION

                                                                         4/30/98                      10/31/97
                                                                        (UNAUDITED)                   (AUDITED)
                                                                       -----------                   ------------
ASSETS:
  CASH                                                                 $         0                   $         0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                                         0                             0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                                                 77,720                       356,939
    AMOUNT DUE FROM (TO) BROKER                                         12,889,781                    14,663,044
                                                                       -----------                   ------------
                                                                        12,967,500                    15,019,983

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                                             75,685                        81,156
  ACCRUED MANAGEMENT FEE                                                    42,814                        43,588
  ACCRUED PROFIT SHARE                                                       2,412                       200,625
  REDEMPTIONS PAYABLE                                                       86,198                        32,072
  OTHER ACCRUED EXPENSES                                                    (7,022)                        7,502
                                                                       -----------                   ------------
                                                                           200,086                       364,943


PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT APRIL 30, 1998 AND
    OCTOBER 31, 1997, RESPECTIVELY                                         219,283                    14,419,530
  LIMITED PARTNERS, 12,589 AND 13,470 UNITS
    EQUIVALENTS OUTSTANDING AT APRIL 30, 1998
    AND OCTOBER 31, 1997, RESPECTIVELY                                  12,548,131                       235,510
                                                                       -----------                   ------------
       TOTAL PARTNERS' CAPITAL                                          12,767,414                    14,655,040
                                                                       -----------                   ------------
                                                                        12,967,500                    15,019,983
                                                                       ===========                   ============

NET ASSET VALUE PER UNIT OUTSTANDING                                        996.74                      1,070.50

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)

                                                                                               1998                     1997
                                                                                            ---------                ----------
REVENUES:
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                                         $  (423,111)               $1,300,139
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                                    (394,010)                 (194,367)
  INTEREST INCOME                                                                             170,416                   172,063
                                                                                            ---------                ----------
                                                                                             (646,705)                1,277,835

EXPENSES:
  BROKERAGE COMMISSIONS                                                                       242,118                   277,051
  MANAGEMENT FEE                                                                              136,272                   131,951
  PROFIT SHARE                                                                                  7,158                   195,974
  OTHER ADMINISTRATIVE EXPENSES                                                                16,791                    22,000
                                                                                            ---------                ----------
                                                                                              402,340                   626,976

NET INCOME (LOSS)                                                                         $(1,049,044)               $  650,859

NET GAIN TO GENERAL PARTNER                                                               $   (17,695)               $   10,184

NET GAIN TO LIMITED PARTNER                                                               $(1,031,349)               $  640,976

CHANGE IN NET ASSET VALUE                                                                 $    (80.43)               $    46.29

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)

                                                                    1998                  1997
                                                                 ---------            -----------
REVENUES:
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                $  10,120            $ 3,666,121
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                         (481,325)            (1,556,767)
  INTEREST INCOME                                                  339,009                330,827
                                                                 ---------            -----------
                                                                  (132,195)             2,440,181

EXPENSES:
  BROKERAGE COMMISSIONS                                            496,289                552,185
  MANAGEMENT FEE                                                   276,285                269,195
  PROFIT SHARE                                                      32,299                319,810
  OTHER ADMINISTRATIVE EXPENSES                                     22,991                 35,800
                                                                 ---------            -----------
                                                                   827,864              1,176,990

NET INCOME (LOSS)                                                $(960,059)           $ 1,263,191

NET GAIN TO GENERAL PARTNER                                      $ (16,227)           $    19,614

NET GAIN TO LIMITED PARTNER                                      $(943,832)           $ 1,243,578

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                          $  (73.76)           $     89.16

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 (UNAUDITED)

                                                                 LIMITED           GENERAL
                                                                 PARTNERS          PARTNERS           TOTAL
                                                               ------------       ---------        -----------
FUND EQUITY AT OCTOBER 31, 1997                                $14,419,530        $235,510         $14,655,040
(13,470 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 881 LIMITED PARTNERSHIP UNITS                       (927,567)                           (927,567)

NET INCOME                                                        (943,832)        (16,227)           (960,059)
                                                               ------------       ---------        -----------

FUND EQUITY AT APRIL 30, 1998                                  $12,548,131        $219,283         $12,767,414
(12,589 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT APRIL 30, 1998                                                         $    996.74


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)

                                                                               1998              1997
                                                                            ----------        ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                         $ (960,058)       $1,263,192
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                                       2,052,482          (719,069)
  INCREASE IN OTHER LIABILITIES                                                      0                 0
                                                                            ----------        ----------
       TOTAL FUNDS PROVIDED                                                  1,092,424           544,123


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                                       927,567           340,884
 DECREASE IN OTHER LIABILITIES                                                 164,857           203,239
                                                                            ----------        ----------
       TOTAL FUNDS APPLIED                                                   1,092,424           544,123


CHANGE IN CASH BALANCE                                                               0                 0

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

                               THE FUTURE FUND
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                   NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1997, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1998 has been derived from the audited financial as of April 30, 1997. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for fair statements of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

              NOTES TO FORM 10-Q FINANCIAL STATEMENTS, CONTINUED

Item 2, Management's Discussion and Analysis of Financial Condition, and Operating Results for the Three Months Ended January 31, 1998

                                                 30-Apr-98        31-Oct-97

Ending Equity (Note A)                          12,767,414       14,655,040

NOTE A:

Ending equity at April 30, 1998 is lower than ending equity at October
31, 1997 due to redemption of limited partnership units during the period.






NOTE B:
                                                Three months     Three months
                                                ended 4/30/98    ended 4/30/97
                                                -------------    -------------
Increase decrease in                              (394,010)      (194,367)
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 4/30/98 is less than net unrealized appreciation on open futures contracts for the three months ended 4/30/97 due to less profitable trading during the period.

NOTE C:
                                                Six months       Six months
                                                ended 4/30/98    ended 4/30/97
                                                -------------    -------------
Increase decrease in                            (481,325)        (1,556,767)
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the six months ended 4/30/98 is less than net unrealized appreciation on open futures contracts for the six months ended 4/30/97 due to less profit taking during the period.