Form 10-Q
period 1998-07-31
FUTURE FUND
filed 1998-08-25
CIK 277807

                     FORM 10-Q
         SECURITIES AND EXCHANGE COMMISSION
                Washington D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JAN, 31 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-9202

                   THE FUTURE FUND

         Exact name of registrant as specified in its charter)

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

                        STATEMENTS OF FINANCIAL CONDITION


                                                        7/31/98        10/31/97
ASSETS:                                               (UNAUDITED)     (AUDITED)
  CASH                                                          0              0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT

     COST PLUS ACCRUED INTEREST WHICH

     APPROXIMATES MARKET                                        0              0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                               267,655        356,939
    AMOUNT DUE FROM (TO) BROKER                        12,396,946     14,663,044
                                                       -------------------------

                                                       12,664,601     15,019,983

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                            73,875         81,156
  ACCRUED MANAGEMENT FEE                                   41,892         43,588
  ACCRUED PROFIT SHARE                                      7,726        200,625
  REDEMPTIONS PAYABLE                                     427,421         32,072
  OTHER ACCRUED EXPENSES                                      297          7,502
                                                       -------------------------
                                                          551,210        364,943


PARTNERS' CAPITAL:

  GENERAL PARTNER, 220 UNIT EQUIVALENTS

    OUTSTANDING AT JULY 31, 1998 AND
    OCTOBER 31, 1997, RESPECTIVELY                     11,893,807     14,419,530
  LIMITED PARTNERS, 11,917 AND 13,470 UNITS
    EQUIVALENTS OUTSTANDING AT JULY 31,1998

    AND OCTOBER 31, 1997, RESPECTIVELY                    219,584        235,510
                                                       ----------     ----------
       TOTAL PARTNERS' CAPITAL                         12,113,391     14,655,040
                                                       ----------     ----------
                                                       12,664,601     15,019,983
                                                       ==========     ==========

NET ASSET VALUE PER UNIT OUTSTANDING                       998.11       1,070.50


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


REVENUES:                                                   1998         1997

  NET REALIZED TRADING GAINS ON CLOSED

    FUTURES AND FORWARD CONTRACTS                        $   77,288   $  428,476
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                   191,436    1,334,478
  INTEREST INCOME                                           143,986      174,607
                                                         ----------   ----------
                                                            412,710    1,937,561

EXPENSES:

  BROKERAGE COMMISSIONS                                     227,454      276,985
  MANAGEMENT FEE                                            128,605      144,990
  PROFIT SHARE                                               21,412      203,035
  OTHER ADMINISTRATIVE EXPENSES                              13,310        9,600
                                                         ----------   ----------
                                                            390,782      634,610

NET INCOME (LOSS)                                        $   21,928   $1,302,951

NET GAIN TO GENERAL PARTNER                              $      302   $   20,822

NET GAIN TO LIMITED PARTNER                              $   21,626   $1,282,129

CHANGE IN NET ASSET VALUE                                $     1.37   $    94.64



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


REVENUES:                                                   1998          1997
  NET REALIZED TRADING GAINS ON CLOSED

    FUTURES AND FORWARD CONTRACTS                       $    87,409    $ 4,094,597
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                  (289,889)      (222,289)
  INTEREST INCOME                                           482,995        505,434
                                                        -----------    -----------
                                                            280,515      4,377,742

EXPENSES:

  BROKERAGE COMMISSIONS                                     723,743        829,170
  MANAGEMENT FEE                                            404,891        414,185
  PROFIT SHARE                                               53,710        522,845
  OTHER ADMINISTRATIVE EXPENSES                              36,301         45,400
                                                        -----------    -----------
                                                          1,218,645      1,811,600

NET INCOME (LOSS)                                       $  (938,131)   $ 2,566,142

NET GAIN TO GENERAL PARTNER                             $   (15,926)   $    40,436

NET GAIN TO LIMITED PARTNER                             $  (922,205)   $ 2,525,706

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                 $    (72.39)   $    183.80



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                        (An Illinois Limited Partnership)
                         STATEMENTS OF PARTNERS' CAPITAL
               FOR THE NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)


                                                  LIMITED         GENERAL
                                                  PARTNERS        PARTNERS       TOTAL
                                               --------------   ------------  ------------

FUND EQUITY AT OCTOBER 31, 1997                  14,419,530        235,510     14,655,040
(13,470 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 1,553 LIMITED PARTNERSHIP UNITS    (1,603,519)                   (1,603,519)

NET INCOME                                         (922,205)       (15,926)      (938,131)


                                               -------------------------------------------
FUND EQUITY AT JULY 31,1998                      11,893,807        219,584     12,113,391
(11,917 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT APRIL 30:1998                                          998.11








                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


                                                         1998           1997
FUNDS PROVIDED BY:

  NET INCOME (LOSS)                                    (938,131)      2,566,142
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                2,355,383      (2,022,059)
  INCREASE IN OTHER LIABILITIES                               0          (6,632)
                                                    ---------------------------
       TOTAL FUNDS PROVIDED                           1,417,252         537,451


FUNDS APPLIED TO:

 REDEMPTION OF LIMITED PARTNERSHIP UNITS              1,208,170         537,451
 DECREASE IN OTHER LIABILITIES                          209,082               0
                                                    ---------------------------
       TOTAL FUNDS APPLIED                            1,417,252         537,451


CHANGE IN CASH BALANCE                                       (0)              0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the nine months ended July 31, 1998

                                   31-Jul-98                 31-Oct-97

Ending Equity(Note A)                12,113,391              14,655,040

NOTE A:

Ending equity at July 31,1998 is lower than ending equity at October 31, 1997 due to redemption of limited parthership units and unprofitable trading.







NOTE B:

                            Three months          Three months
                            ended 7/31/98         ended 7/31/97

Increase (decrease) in        191,436               1,334,478
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 7/31/98 is less than net unrealized appreciation on open futures contracts for the three months ended 7/31/97 due to less profitable trading during the period.

NOTE C:

                             Nine months          Nine months
                            ended 7/31/98        ended 7/31/97

Increase decrease in         (289,889)               (222,289)
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the nine months ended 7/31/98 is less than net unrealized appreciation on open futures contracts for the nine months ended 7/31/97 due to less profit taking during the period.