Form 10-K405
period 1998-10-31
FUTURE FUND
filed 1999-01-28
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                X    Annual Report Pursuant to Section 13 or 15(d)
              -----      of the Securities Exchange Act of 1934
                                 [Fee Required]

                  For the Fiscal Year Ended:  October 31, 1998

                 ____ Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               [No Fee Required]

                        Commission File Number: 0-9202

                                THE FUTURE FUND
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Illinois                                                36-3033727
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       c/o HEINOLD ASSET MANAGEMENT, INC.
                               440 South LaSalle
                                   20th Floor
                            Chicago, Illinois 60605
                       ---------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                                     PART I
                                     ------
Item 1.  Business.
         --------

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

               The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $251,904 as of October 31, 1998.

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

               On April 1, 1996, the Partnership, pursuant to an exemption from the Commodity Futures Trading Commission (the "CFTC"), was permitted to cease trading on a stand-alone basis. On that date, the Partnership elected to continue to allocate a portion of its assets to managed accounts with commodity trading advisors and to trade the remaining assets through participation in a series of private general partnerships ("Account Partnerships") formed together with other pools of which the General Partner acts as general partner. Only pools of which the General Partner acts as general partner are permitted to participate in these Account Partnerships, and all such pools share pro rata in the profits and losses of the Account Partnerships based on the capital which each pool contributes to each such Account Partnership. Because the Account Partnerships combine the assets of numerous pools, they make it possible for even the smaller pools to have access to a number of commodity trading advisors without need of meeting each commodity trading advisors' minimum account size requirements. Although the General Partner has agreed to various incremental accounting procedures, the operation of the Account Partnerships should be effectively transparent to the Unitholders. As of December 1, 1997, all of the Partnership's assets were allocated to the Account Partnerships.

               The Partnership shall pay commodity brokerage commissions to the Commodity Broker at an annual rate of 7% of month-end Net Assets per year, plus National Futures Association ("NFA") and give-up fees.

Regulation
----------
               Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the CFTC. The National Futures Association, a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Manager and the Trading Advisors, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors, and the Commodity Broker are all members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisors' registrations as commodity trading advisors were terminated or suspended, the General Partner and the Trading Advisors would be unable to continue to manage the business of the Partnership, select the Trading Advisors and direct the Partnership's futures and forward trading, respectively. Should the General Partner's registration be suspended, termination of the Partnership might result.

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

               (b) Financial information about industry segments. The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 1998 are set forth under "Item 6. Selected Financial Data."

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

Item 2.  Properties.
         ----------

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

Item 3.  Legal Proceedings.
         -----------------

               The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject. In addition, there are no pending material proceedings involving the General Partner or the Commodity Broker.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

               None.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.
         -----------------------------------------------------------------

               (a) Market Information. There is no trading market for the Units, and none is likely to develop. The Units are transferable only after written notice has been given to and approved by the General Partner. Units may be and have been redeemed upon 10 days' notice at their Net Asset Value as of the end of any month, as provided in the Limited Partnership Agreement. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units will be redeemed in the order that requests for redemption have been received by the General Partner.

               (b) Holders. As of November 1, 1998, there were 612 holders of Units.

               (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.
         -----------------------

               The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 1998.






                                                 Fiscal         Fiscal         Fiscal         Fiscal          Fiscal
                                               Year Ended     Year Ended     Year Ended     Year Ended      Year Ended
                                               October 31,    October 31,    October 31,    October 31,     October 31,
                                                  1998           1997           1996           1995            1994
                                               -----------    -----------    -----------    -----------     -----------
Net gain (loss) on
 trading of futures
 and forward contracts                           2,170,135    $ 2,385,992    $ 3,994,809    $ 2,226,647     $   257,407
Interest income                                    612,846        685,611        685,594        845,122         599,540
                                               -----------    -----------    -----------    -----------     -----------

Total income                                     2,782,981      3,071,603      4,680,403      3,071,769         856,947
                                               ===========    ===========    ===========    ===========     ===========


Brokerage commissions                              972,546      1,109,170      1,002,522      1,181,262       1,289,379

Management fees                                    544,528        556,956        622,696        675,007         736,788
Incentive fees                                     367,066        430,609        663,447        452,602         167,041
Other                                               55,302         53,799         77,024         95,150          82,639
                                               -----------    -----------    -----------    -----------     -----------

Total expenses                                   1,939,442      2,150,534      2,365,689      2,404,021       2,275,847
                                               ===========    ===========    ===========    ===========     ===========

Net income (loss)                              $   843,539    $   921,069    $ 2,314,714    $   667,748     $(1,418,900)
                                               ===========    ===========    ===========    ===========     ===========

Net income (loss)
 allocated to:
 General Partner                               $    16,394    $    14,117    $    32,898    $     6,634     $   (21,004)
                                               ===========    ===========    ===========    ===========     ===========

 Limited Partners                              $   827,145    $   906,952    $ 2,281,816    $   661,114     $(1,397,896)
                                               ===========    ===========    ===========    ===========     ===========

Net income (loss) for a unit
 of partnership interest
 (for a unit outstand-
 ing throughout
 each year)                                    $     74.52    $     64.17    $    149.53    $     30.16     $    (63.46)
                                               ===========    ===========    ===========    ===========     ===========

Total assets                                   $14,045,326    $15,019,983    $14,864,152    $15,244,909     $17,666,836
                                               ===========    ===========    ===========    ===========     ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

               Reference is made to "Item 6. Selected Financial Data." and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources
-----------------

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

Liquidity
---------

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

Results of Operations
---------------------

               Operating results showed a profit for the fiscal years ended October 31, 1998, October 31, 1997 and October 31, 1996.

               The Net Asset Value per Unit as of October 31, 1998, October 31, 1997 and October 31, 1996 was $1,145.02, $1,070.50 and $1,006.33, respectively.

               For fiscal year 1998, the Partnership recorded gains even though the first six months resulted in losses with the Net Asset Value per Unit declining from $1,070.50 at October 31, 1997 to $996.74 at April 30, 1998. Losses occurred during this period primarily due to short positions in the Deutschemark, Swiss franc, Danish krone, Spanish peseta, French franc and Italian lire against the U.S. dollar. During the second half of fiscal 1998, the Partnership experienced gains from short positions in the Nikkei 225 index and the IMM S&P
500. These positions were profitable due to Japan's continued political deadlock over its troubled banking system and the deepening financial turmoil in Russia. Gains were also realized from short positions in the energy and metal sectors. Net Asset Value per Unit as of October 31, 1997, December 31, 1997, April 30, 1998 and October 31, 1998 was $1,070.50, $1,067.02, $996.74 and $1,145.02,
respectively.

               The Partnership recorded gains for fiscal year 1997. Due to the downward trend in interest rates, the Partnership profited from long positions in financial instruments. Other profits were realized in long U.S. index positions due to the continued strength of the U.S. stock market. Further gains were made in long agricultural positions. Although trading in long precious metal positions proved unprofitable, such losses were not enough to offset the Partnership's gains.

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

               Inflation is not a significant factor in the Partnership's profitability.

Impact of Year 2000

               Like other financial and business organizations and individuals around the world, the Partnership could be adversely affected if its computer systems and those of its service providers, including affiliates of the General Partner, do not properly process and calculate date-related information relating to the year 2000. The General Partner is taking steps that it believes are reasonably designed to address any problems with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by its service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact to the Partnership.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

               Financial statements are listed on page F-1 of this report.

               The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

               Not applicable.

               The Partnership filed a Form 8-K on January 16, 1997 indicating a change in auditors for the fiscal year ended October 31, 1997. Such Form 8-K is herein incorporated by reference. A report from Deloitte & Touche LLP dated December 13, 1996 is filed as part of the financial statements to this report.

                                    PART III
                                    --------

Item 10.       Directors and Executive Officers of the Registrant.
               --------------------------------------------------

               The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership.

               The General Partner is a commodity pool operator registered with the NFA.

Item 11.       Executive Compensation.
               ----------------------

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------

               (a)  Security ownership of certain beneficial owners.
                    -----------------------------------------------

               The Partnership knows of no person who owns beneficially more than 5% of the Units.

               (b)  Security ownership of management.
                    --------------------------------

               Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $251,904 as of October 31, 1998, 1.83% of the Partnership's total equity.

               (c)  Changes in control.
                    ------------------
                   None

Item 13.       Certain Relationships and Related Transactions.
               ----------------------------------------------

               See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV
                                    -------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.
               ---------------------------------------------------------------

               (a)(1)  Financial Statements:
                       --------------------

               See Index to Financial Statements, infra.

               (a)(2)  Financial Statement Schedules:
                       -----------------------------

               All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

               (a)(3)  Exhibits as required by Item 601 of
                       -----------------------------------
                         Regulation S-K:
                         --------------

               (3)  Articles of Incorporation and By-Laws:
                    -------------------------------------

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

               The above exhibits are incorporated by reference from the Partnership's report on Form 10-K filed on January 31, 1996.

               (o) Back Office Service Agreement dated November 1, 1996 among Managed Asset Service Corp., the General Partner and the Partnership.

               The above exhibit is incorporated by reference from the Partnership's report on Form 10-K filed on January 28, 1997.

               (b)  Reports on Form 8-K
                    -------------------

               The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 1998.

               (27) Financial Data Schedule
                    -----------------------

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of January, 1999.

                                       THE FUTURE FUND

                                       By HEINOLD ASSET MANAGEMENT, INC.
                                          General Partner

                                       By /s/ Thomas M. Harte
                                          -------------------
                                          Thomas M. Harte
                                          President

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

                           Title with
Signature                  General Partner                      Date
---------                  ---------------                      ----

/s/ Thomas M. Harte        President (chief operating           January 27, 1999
--------------------       officer) and Director
    Thomas M. Harte

/s/ Judith M. Kula         Chief Financial Officer              January 27, 1999
--------------------       (principal accounting officer)
    Judith M. Kula

/s/ Mary T. Bergonia       Director                             January 27, 1999
--------------------
    Mary T. Bergonia

/s/ Gary M. Rindner        Director                             January 27, 1999
--------------------
    Gary M. Rindner

/s/ Ira Polk               Director                             January 27, 1999
--------------------
    Ira Polk



               (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)


HEINOLD ASSET              General Partner of                   January 27, 1999
MANAGEMENT, INC.           Registrant


By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President

                                               Financial Statements

                                                 The Future Fund
                                        (An Illinois Limited Partnership)

                                   Years ended October 31, 1998, 1997, and 1996
                                       with Report of Independent Auditors

                                THE FUTURE FUND
                           (An Illinois Partnership)

                              FINANCIAL STATEMENTS

                  Years ended October 31, 1998, 1997, and 1996



                                    CONTENTS


Report of Independent Auditors............................................. 1

Financial Statements

Statements of Financial Condition.......................................... 2
Statements of Operations................................................... 3
Statements of Changes in Partners' Equity.................................. 4
Statements of Cash Flows................................................... 5
Notes to Financial Statements.............................................. 6

                         Report of Independent Auditors

The Partners
The Future Fund

We have audited the accompanying statements of financial condition of The Future Fund (the Partnership) as of October 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Future Fund for the year ended October 31, 1996, was audited by other auditors whose report dated December 13, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Future Fund at October 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Chicago, Illinois
December 18, 1998

INDEPENDENT AUDITORS' REPORT



To the General Partner and
Limited Partners of
The Future Fund:

We have audited the accompanying statements of operations, changes in partners' equity and cash flows of The Future Fund (the "Partnership") for the year ended October 31, 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Partnership's operations and its cash flows for the year ended October 31, 1996, in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP
--------------------------

Chicago, Illinois
December 13, 1996

                                The Future Fund
                       (An Illinois Limited Partnership)

                       Statements of Financial Condition




                                                                                  OCTOBER 31
                                                                             1998            1997
                                                                         ---------------------------
ASSETS
Investment in affiliated general partnerships                            $ 5,862,347     $ 1,491,685
Equity in commodity trading accounts:
  Net unrealized trading gains on open contracts                                   -         356,939
  Due from affiliated broker                                               8,182,979      13,171,359
                                                                         ---------------------------
Total assets                                                             $14,045,326     $15,019,983
                                                                         ===========================

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Brokerage commissions                                                  $    81,812     $    81,156
  Redemptions payable                                                         45,801          32,072
  Management fees                                                             46,034          43,588
  Incentive fees                                                              83,648         200,625
  Other                                                                       20,417           7,502
                                                                         ---------------------------
Total liabilities                                                            277,712         364,943

Partners' equity:
  Limited partners (11,804 and 13,470 units outstanding
   at October 31, 1998 and 1997, respectively)                            13,515,710      14,419,530
  General Partner (220 unit equivalents outstanding
   at October 31, 1998 and 1997)                                             251,904         235,510
                                                                         ---------------------------
Total partners' equity                                                    13,767,614      14,655,040
                                                                         ---------------------------
Total liabilities and partners' equity                                   $14,045,326     $15,019,983
                                                                         ===========================

Net asset value per outstanding unit of partnership
  interest                                                               $  1,145.02     $  1,070.50
                                                                         ===========================

See accompanying notes.

                                The Future Fund
                       (An Illinois Limited Partnership)

                            Statements of Operations




                                                        YEAR ENDED OCTOBER 31
                                                   1998           1997           1996
                                                ----------------------------------------
INCOME
Net realized trading gains on closed
  contracts                                     $1,959,226     $4,156,566     $1,865,930
Change in net unrealized gain or loss on
  open contracts                                   210,909     (1,770,574)     2,128,879
Brokerage commissions                             (972,546)    (1,109,170)    (1,002,522)
                                                ----------------------------------------
                                                 1,197,589      1,276,822      2,992,287
Interest income                                    612,846        685,611        685,594
                                                ----------------------------------------
                                                 1,810,435      1,962,433      3,677,881
EXPENSES
Management fees                                    544,528        556,956        622,696
Incentive fees                                     367,066        430,609        663,447
Other                                               55,302         53,799         77,024
                                                ----------------------------------------
                                                   966,896      1,041,364      1,363,167
                                                ----------------------------------------
Net income                                      $  843,539     $  921,069     $2,314,714
                                                ========================================
Net income for a unit of partnership
  interest (for a unit outstanding
  throughout each year):
    General Partner                             $    74.52     $    64.17     $   149.53
                                                ========================================
    Limited Partners                            $    74.52     $    64.17     $   149.53
                                                ========================================

Net income allocated to:
    General Partner                             $   16,394     $   14,117     $   32,898
                                                ========================================
    Limited Partners                            $  827,145     $  906,952     $2,281,816
                                                ========================================

See accompanying notes.

                                The Future Fund
                       (An Illinois Limited Partnership)

                   Statements of Changes in Partners' Equity

                  Years ended October 31, 1998, 1997, and 1996



                                                        LIMITED       GENERAL
                                                        PARTNERS      PARTNER        TOTAL
                                                      ---------------------------------------
Partners' equity at October 31, 1995                  $14,863,803     $188,495    $15,052,298
Addition of 939 units of limited
  partnership interest                                    797,000            -        797,000
Redemption of 4,241 units of limited
  partnership interest                                 (3,808,106)           -     (3,808,106)
Net income                                              2,281,816       32,898      2,314,714
                                                      ---------------------------------------
Partners' equity at October 31, 1996                   14,134,513      221,393     14,355,906
Redemption of 576 units of limited
  partnership interest                                   (621,935)           -       (621,935)
Net income                                                906,952       14,117        921,069
                                                      ---------------------------------------
Partners' equity at October 31, 1997                   14,419,530      235,510     14,655,040
Redemption of 1,666 units of limited
  partnership interest                                 (1,730,965)           -     (1,730,965)
Net income                                                827,145       16,394        843,539
                                                      ---------------------------------------
Partners' equity at October 31, 1998                  $13,515,710     $251,904    $13,767,614
                                                      =======================================

See accompanying notes.

                                The Future Fund
                       (An Illinois Limited Partnership)

                            Statements of Cash Flows




                                                                               YEAR ENDED OCTOBER 31
                                                                      1998              1997              1996
                                                                  -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  843,539       $   921,069         $2,314,714
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Change in assets and liabilities:
    Due from affiliated broker                                     4,988,380        (1,029,389)          (462,296)
    Investment in affiliated general
     partnerships                                                 (4,370,662)          873,558            843,053
    Net unrealized trading gains on
     open contracts                                                  356,939                 -                  -
    Brokerage commissions                                                656            (5,513)            (2,263)
    Management fees                                                    2,446           (11,793)             4,563
    Incentive fees                                                  (116,977)          (88,298)           288,923
    Other                                                             12,915               924              1,157
                                                                  -----------------------------------------------
Net cash provided by operating activities                          1,717,236           660,558          2,987,851


CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership
 interests                                                        (1,717,236)         (660,558)        (2,987,851)
                                                                  -----------------------------------------------

Net change in cash                                                         -                 -                  -
Cash at beginning of year                                                  -                 -                  -
                                                                  -----------------------------------------------
Cash at end of year                                               $        -       $         -         $        -
                                                                  ===============================================

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the underlying partnerships. The underlying partnerships value their financial instruments on a mark-to-market basis of accounting. The income from investments in affiliated general partnerships is presented in the statements of operations on a pro rata basis.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from E.D. & F. Man International, Inc. (Man). Man, an affiliate of HAMI, pays the Partnership interest on the Partnership's daily balance at a rate equal to 90% of the published 90-day Treasury bill rate.

Man is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant and is a member of the National Futures Association, an industry self-regulatory agency. Man is also registered with the Securities and Exchange Commission (SEC) and National Association of Securities Dealers, Inc. (NASD) as a securities broker-dealer.

INCOME RECOGNITION

Realized and unrealized trading gains and losses on futures, options on futures, and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized currently. All trading activities are accounted for on a trade date basis.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are not provided for by the Partnership because taxable income
(loss) of the Partnership is includable in the income tax returns of the partners.

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

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on ten days' prior written notice to the General Partner. The Partnership is scheduled to be dissolved on July 1, 2025, or upon the occurrence of certain events as specified in the limited partnership agreement. The Partnership is closed to new subscriptions.

The Partnership bears the expenses incurred in connection with its activities. These expenses include brokerage commissions, trading advisors' management and incentive fees, legal, audit, tax return preparation, and filing fees. The General Partner bears all other operating expenses.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS

Effective April 1, 1996, the Partnership began participating in a series of private affiliated general partnerships (General Partnerships) formed together with other HAMI limited partnerships. The General Partnerships engage in the speculative trading of futures, options on futures, and forward contracts based on their respective trading strategies. The Partnership shares pro rata in profits and losses of such General Partnerships, based on the capital that the Partnership commits, as defined, to each General Partnership.

A separate General Partnership is formed for each Commodity Trading Advisor (Trading Advisor) that the General Partner selects to trade partnership assets. An affiliate of the General Partner is the Trading Advisor for Heinold General Partnership III. Under the terms of its management contract, each Trading Advisor has sole responsibility for determining the General Partnership's trades. As compensation for these services, each Trading Advisor receives a monthly management fee based on a percentage of the Partnership's month-end allocated assets, as defined. Each Trading Advisor also receives a quarterly or annual incentive fee based on a percentage of new trading profits, as defined. The incentive fee is retained by the Trading Advisors even when "trading losses," as defined, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the General Partnership. At October 31, 1998, carryforward losses related to the Partnership for incentive fee purposes were $130,244, $8,642, $66,508, $88,071, and $46,956 for General Partnerships II, V,
IX, X, and XI, respectively.

At October 31, 1998, investments in General Partnerships were as follows:


                                                      ALLOCATED ASSETS
                                         ------------------------------------------
                                                         ADDITIONAL                   PROFIT
                                                          COMMITTED                 ALLOCATION
          GENERAL PARTNERSHIP               INVESTMENT     CAPITAL        TOTAL     PERCENTAGE
----------------------------------------------------------------------------------------------
Heinold General Partnership Account I       $1,430,155   $  870,320   $ 2,300,475      44.41%
Heinold General Partnership Account II         317,723    1,287,128     1,604,851      44.41
Heinold General Partnership Account III      1,442,492    1,746,292     3,188,784      44.41
Heinold General Partnership Account V          486,715    1,029,750     1,516,465      44.41
Heinold General Partnership Account IX         446,961      149,776       596,737      44.41
Heinold General Partnership Account X        1,239,180    1,877,284     3,116,464      44.41
Heinold General Partnership Account XI         499,121      987,389     1,486,510      44.41
                                            -------------------------------------
                                            $5,862,347   $7,947,939   $13,810,286
                                            =====================================

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4. INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

Additional committed capital is included in due from affiliated broker on the statements of financial condition.

The General Partnerships incur no expenses.

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 1998:



                                           NET UNREALIZED
  HEINOLD GENERAL          DUE FROM        GAIN (LOSS) ON
PARTNERSHIP ACCOUNT    AFFILIATED BROKER   OPEN CONTRACTS       TOTAL
--------------------------------------------------------------------------------
         I                $3,182,762         $ 37,827         $3,220,589
        II                   736,513          (21,028)           715,485
       III                 2,836,420          411,954          3,248,374
         V                 1,020,746           75,295          1,096,041
        IX                   820,465          186,055          1,006,520
         X                 2,140,065          650,467          2,790,532
        XI                   735,775          388,205          1,123,980

At October 31, 1997, the Partnership was invested in Heinold General Partnership Account I (GP I). Assets allocated to GP I as of October 31, 1997, were $3,288,121, including committed funds of $1,796,436.

At October 31, 1997, GP I had total assets (no liabilities) consisting of the following:

Due from affiliated broker                                          $2,114,280
Net unrealized gain on open contracts                                   93,412
                                                                    ----------
                                                                    $2,207,692
                                                                    ==========

Each General Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for all of the General Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements. Forward contracts are entered into on an arm's-length basis with ED&F Man Capital, Inc., an affiliate of the General Partner.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5. MANAGED ACCOUNTS

Prior to December 1, 1997, the Partnership entered into various advisory agreements directly with trading advisors (Managed Accounts). At October 31, 1998, however, the Partnership's assets were allocated solely to the affiliated general partnerships (see Note 4).

Each trading advisor of the Managed Accounts received from the Partnership a monthly management fee ranging from .083% to .333% (1% to 4% annually) of the Partnership's month-end net asset value, as defined, and incentive fees ranging from 15% to 20% (annual basis) of the Partnership's new trading profits, as defined.

6. ADVISORY AND OTHER AGREEMENTS

With respect to the General Partnerships (see Note 4), the Partnership pays HAMI a monthly management fee of .333% (4% annually) of the Partnership's month-end allocated assets, as defined. HAMI in turn pays each trading advisor at a rate of up to 4%. The Partnership pays the trading advisors an incentive fee ranging from 15% to 20% (annual basis) of the Partnership's new trading profits, as defined (see Note 4).

The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of .5833% (7% annually) of the Partnership's month-end net assets, as defined, plus NFA fees and related give-up charges.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The General Partnerships trade derivative financial instruments. Derivative financial instruments involve varying degrees of market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of the amounts reflected in the summarized financial information of each respective General Partnership in Note 4.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. Each General Partnership's exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the General Partnership has gains. Exchange-traded financial instruments, such as futures and options on futures, give rise to limited counterparty exposure as the clearing organization acts as the counterparty to all contracts.

The Partnership has general partner liability with respect to its interest in each of the General Partnerships.

The Partnership's and General Partnerships' assets held at Man are in segregated accounts as required by the Commodity Futures Trading Commission.

                                   * * * * *

                        Oath of Commodity Pool Operator



To the best of my knowledge and belief, the information contained herein is accurate and complete.






Heinold Asset Management, Inc.
(Pool Operator)



/s/ Judith M. Kula
------------------------------------
Judith M. Kula
Chief Financial Officer