Form 10-Q
period 1999-01-31
FUTURE FUND
filed 1999-02-23
CIK 277807

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JAN, 31 1999

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

                      STATEMENTS OF FINANCIAL CONDITION

                                                        1/31/99           10/31/98
ASSETS:                                                (UNAUDITED)         (AUDITED)
  CASH                                             $             0    $             0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                         0                  0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                                322,803            767,691
    AMOUNT DUE FROM (TO) BROKER                         12,827,923         13,277,635
                                                    ----------------------------------
                                                        13,150,726         14,045,326

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                    $        76,698    $        81,812
  ACCRUED MANAGEMENT FEE                                    43,363             46,034
  ACCRUED PROFIT SHARE                                       4,372             83,648
  REDEMPTIONS PAYABLE                                      131,558             45,801
  OTHER ACCRUED EXPENSES                                     2,562             20,417
                                                    ----------------------------------
                                                           258,553            277,712


PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JAN 31, 1999 AND
    OCTOBER 31, 1998, RESPECTIVELY                         242,748         13,515,710
  LIMITED PARTNERS, 11,464 AND 11,804 UNITS
    EQUIVALENTS OUTSTANDING AT JAN 31,1999
    AND OCTOBER 31, 1998, RESPECTIVELY                  12,649,424            251,904
                                                    ---------------    ---------------
       TOTAL PARTNERS' CAPITAL                          12,892,172         13,767,614
                                                    ---------------    ---------------
                                                   $    13,150,726    $    14,045,326
                                                    ===============    ===============

NET ASSET VALUE PER UNIT OUTSTANDING               $      1,103.40    $      1,145.02


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)
                       STATEMENTS OF PARTNERS' CAPITAL
             FOR THE THREE MONTHS ENDED JAN 31, 1999 (UNAUDITED)


                                                 LIMITED          GENERAL
                                                 PARTNERS         PARTNERS          TOTAL
                                              --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1998               $   13,515,710   $      251,904   $   13,767,614
(11,804 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 340 LIMITED PARTNERSHIP UNITS         (383,417)                         (383,417)

NET INCOME                                          (482,869)          (9,156)        (492,024)

                                              -------------------------------------------------
FUND EQUITY AT JAN 31,1999                    $   12,649,424   $      242,748   $   12,892,172
(11,464 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT JAN 31, 1999                                        $     1,103.40





                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JAN 31, 1999 AND 1998 (UNAUDITED)


REVENUES:                                                            1998           1998
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                               $      232,590    $   433,231
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                             (446,048)       (87,315)
  INTEREST INCOME                                                      124,863        168,593
                                                                --------------    -----------
                                                                       (88,594)       514,510

EXPENSES:
  BROKERAGE COMMISSIONS                                                239,056        254,171
  MANAGEMENT FEE                                                       134,337        140,013
  PROFIT SHARE                                                          15,036         25,141
  OTHER ADMINISTRATIVE EXPENSES                                         15,000          6,200
                                                                --------------    -----------
                                                                       403,430        425,525

NET INCOME (LOSS)                                               $     (492,024)   $    88,985

NET GAIN TO GENERAL PARTNER                                     $       (9,156)   $     1,468

NET GAIN TO LIMITED PARTNER                                     $     (482,869)   $    87,517

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                         $       (41.62)   $      6.67


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED JAN 31, 1999 AND 1998 (UNAUDITED)

                                                              1999       1998
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                         (492,024)     88,986
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                             0     288,132
  INCREASE IN OTHER LIABILITIES                              894,600           0
                                                           ---------------------
       TOTAL FUNDS PROVIDED                                  402,576     377,118


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                     383,417     317,370
 DECREASE IN OTHER LIABILITIES                                19,159      59,748
                                                           ---------------------
       TOTAL FUNDS APPLIED                                   402,576     377,118


CHANGE IN CASH BALANCE                                            (0)          0


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)


NOTES TO FORM 10-Q FINANCIAL STATEMENTS


The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1998, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31,1999 has been derived from the audited financial as of October 31, 1998. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended Jan 31, 1999

                           31-Jan-99              31-Oct-98

Ending Equity(Note A)      12,892,172             13,767,614

NOTE A:

Ending equity at Jan 31,1999 is lower than ending equity at October
31, 1998 due to redemption of limited partnership units and unprofitable trading during the periods.





NOTE B:
                         Three months           Three months
                         ended 1/31/99          ended 1/31/98
Increase decrease in       (446,048)              (87,315)
open trade equity




Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 1/31/99 is less than net unrealized appreciation on open futures contracts for the three months ended 1/31/98 due to less profitable trading during the period.