Form 10-Q
period 1999-04-30
FUTURE FUND
filed 1999-05-25
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

                       IRS EMPLOYER ID NO. #36-3033727

                     C/O HEINOLD ASSET MANAGEMENT. INC.
                             ONE FINANCIAL PLACE
                         440 S. LASALLE ST-21 FLOOR
                           CHICAGO ILLINOIS 60605
                            PHONE NUMBER 663-7500

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

                      STATEMENTS OF FINANCIAL CONDITION



                                                 4/30/99         10/31/98
ASSETS:                                        (UNAUDITED)      (AUDITED)

  CASH                                         $         0   $          0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                 0             0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                        637,340       767,691
    AMOUNT DUE FROM (TO) BROKER                 12,379,419    13,277,635
                                               -------------------------
                                                13,016,759    14,045,326

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                $    75,853   $    81,812
  ACCRUED MANAGEMENT FEE                            42,834        46,034
  ACCRUED PROFIT SHARE                               1,308        83,648
  REDEMPTIONS PAYABLE                               29,876        45,801
  OTHER ACCRUED EXPENSES                            13,329        20,417
                                               -------------------------
                                                   163,200       277,712


PARTNERS' CAPITAL:
  LIMITED PARTNERS, 11,065 AND 11,804 UNITS
    EQUIVALENTS OUTSTANDING AT APRIL 30,1999
    AND OCTOBER 31, 1998, RESPECTIVELY          12,602,979    13,515,710
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT APRIL 30, 1999 AND
    OCTOBER 31, 1998, RESPECTIVELY                 250,580       251,904
                                               -------------------------
       TOTAL PARTNERS' CAPITAL                  12,853,559    13,767,614
                                               -------------------------
                                               $13,016,759   $14,045,326
                                               =========================

NET ASSET VALUE PER UNIT OUTSTANDING           $  1,139.00   $  1,145.02




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                      (An Illinois Limited Partnership)

                          STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)



REVENUES:                                                    1999           1998

  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                       $   362,946    $  (423,111)
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                   316,700       (394,010)
  INTEREST INCOME                                            99,112        170,416
                                                        -----------    -----------
                                                            778,758       (646,705)

EXPENSES:
  BROKERAGE COMMISSIONS                                     230,169        242,118
  MANAGEMENT FEE                                            129,772        136,272
  PROFIT SHARE                                                  982          7,158
  OTHER ADMINISTRATIVE EXPENSES                              11,400         16,791
                                                        -----------    -----------
                                                            372,323        402,340

NET INCOME (LOSS)                                       $   406,435    $(1,049,044)

NET GAIN TO GENERAL PARTNER                             $     7,832    $   (17,695)

NET GAIN TO LIMITED PARTNER                             $   398,603    $(1,031,349)

CHANGE IN NET ASSET VALUE                               $     35.60    $    (80.43)




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)


REVENUES:
                                                            1999         1998

  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                       $ 595,535    $  10,120
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                (129,347)    (481,325)
  INTEREST INCOME                                         223,975      339,009
                                                        ---------    ---------
                                                          690,163     (132,195)

EXPENSES:
  BROKERAGE COMMISSIONS                                   469,226      496,289
  MANAGEMENT FEE                                          264,109      276,285
  PROFIT SHARE                                             16,019       32,299
  OTHER ADMINISTRATIVE EXPENSES                            26,400       22,991
                                                        ---------    ---------
                                                          775,753      827,864

NET INCOME (LOSS)                                       $ (85,590)   $(960,059)

NET GAIN TO GENERAL PARTNER                             $  (1,324)   $ (16,227)

NET GAIN TO LIMITED PARTNER                             $ (84,266)   $(943,832)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                 $   (6.02)   $  (73.76)




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND
                      (An Illinois Limited Partnership)
                       STATEMENTS OF PARTNERS' CAPITAL
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)



                                                 LIMITED        GENERAL
                                                PARTNERS        PARTNERS          TOTAL
                                              ------------    ------------    ------------
FUND EQUITY AT OCTOBER 31, 1998               $ 13,515,710    $    251,904    $ 13,767,614
(11,804 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 739 LIMITED PARTNERSHIP UNITS       (828,466)                       (828,466)

NET INCOME                                         (84,266)         (1,324)        (85,590)

                                              --------------------------------------------
FUND EQUITY AT APRIL 30,1999                  $ 12,602,979    $    250,580    $ 12,853,559
(11,065 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT APRIL 30:1999                                     $   1,139.00



                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS

      FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)


                                                   1998          1998
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                              (85,589)     (960,058)
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS         1,028,567     2,052,482
  INCREASE IN OTHER LIABILITIES                        0             0
                                               -----------------------
       TOTAL FUNDS PROVIDED                      942,978     1,092,424


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS         828,466       927,567
 DECREASE IN OTHER LIABILITIES                   114,512       164,857
                                               -----------------------
       TOTAL FUNDS APPLIED                       942,978     1,092,424


CHANGE IN CASH BALANCE                                 0             0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1998, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30,1999 has been derived from the audited financial as of October 31, 1998. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended April 30, 1999

                            30-Apr-99             31-Oct-98

Ending Equity(Note A)      12,853,559             13,767,614

NOTE A:

Ending equity at April 30,1999 is lower than ending equity at October
31, 1998 due to redemption of limited parthership units during the period.




NOTE B:
                                  Three months             Three months
                                 ended 4/30/99             ended 4/30/98
Increase decrease in                316,700                  (394,010)
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 4/30/99 is more than net unrealized appreciation on open futures contracts for the three months ended 4/30/98 due to more profitable trading during the period.

NOTE C:
                                Six months                    Six months
                              ended 4/30/99                  ended 4/30/98
Increase decrease in            (129,347)                      (481,325)
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the six months ended 4/30/99 is more than net unrealized appreciation on open futures contracts for the six months ended 4/30/98 due to more profitable trading during the period.