Form 10-Q
period 1999-07-31
FUTURE FUND
filed 1999-08-31
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY, 31 1999

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

                           STATEMENTS OF FINANCIAL CONDITION

                                                   7/30/99           10/31/98
ASSETS:                                           (UNAUDITED)        (AUDITED)
  CASH                                            $         0       $         0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                    0                 0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                           167,355           767,691
    AMOUNT DUE FROM (TO) BROKER                    12,344,000        13,277,635
                                                  -----------       -----------
                                                   12,511,355        14,045,326

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                   $    72,853       $    81,812
  ACCRUED MANAGEMENT FEE                               41,161            46,034
  ACCRUED PROFIT SHARE                                      0            83,648
  REDEMPTIONS PAYABLE                                  43,697            45,801
  OTHER ACCRUED EXPENSES                               22,291            20,417
                                                  -----------       -----------
                                                      180,001           277,712


PARTNERS' CAPITAL:
  LIMITED PARTNERS, 10,845 AND 11,804 UNITS
    EQUIVALENTS OUTSTANDING AT JULY 31,1999
    AND OCTOBER 31, 1998, RESPECTIVELY             12,086,177        13,515,710
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JULY 31, 1999 AND
    OCTOBER 31, 1998, RESPECTIVELY                    245,176           251,904
                                                  -----------       -----------
       TOTAL PARTNERS' CAPITAL                     12,331,353        13,767,614
                                                  -----------       -----------
                                                  $12,511,355       $14,045,326
                                                  ===========       ===========

NET ASSET VALUE PER UNIT OUTSTANDING              $  1,114.44       $  1,145.02


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)

REVENUES:                                                      1999             1998
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $ 460,038        $  77,288
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                    (472,548)         191,436
  INTEREST INCOME                                              98,611          143,986
                                                            ---------        ---------
                                                               86,101          412,710

EXPENSES:
  BROKERAGE COMMISSIONS                                       221,263          227,454
  MANAGEMENT FEE                                              124,782          128,605
  PROFIT SHARE                                                  5,136           21,412
  OTHER ADMINISTRATIVE EXPENSES                                11,400           13,310
                                                            ---------        ---------
                                                              362,581          390,782

NET INCOME (LOSS)                                           $(276,480)       $  21,928

NET GAIN TO GENERAL PARTNER                                 $  (5,404)       $     302

NET GAIN TO LIMITED PARTNER                                 $(271,076)       $  21,626

CHANGE IN NET ASSET VALUE                                   $  (24.56)       $    1.37



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)

REVENUES:                                                      1999                1998
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $ 1,055,573        $   87,409
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                      (601,895)          (289,889)
  INTEREST INCOME                                               322,587            482,995
                                                            -----------        -----------
                                                                776,265            280,515

EXPENSES:
  BROKERAGE COMMISSIONS                                         690,489            723,743
  MANAGEMENT FEE                                                388,891            404,891
  PROFIT SHARE                                                   21,155             53,710
  OTHER ADMINISTRATIVE EXPENSES                                  37,800             36,301
                                                            -----------        -----------
                                                              1,138,335          1,218,645

NET INCOME (LOSS)                                           $  (362,070)       $  (938,131)

NET GAIN TO GENERAL PARTNER                                 $  (355,342)       $   (15,926)

NET GAIN TO LIMITED PARTNER                                 $    (6,728)       $  (922,205)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                     $    (30.58)       $    (72.39)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURE FUND
                    (An Illinois Limited Partnership)
                     STATEMENTS OF PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)


                                                    LIMITED             GENERAL
                                                    PARTNERS            PARTNERS             TOTAL
                                                  ------------        ------------        ------------
FUND EQUITY AT OCTOBER 31, 1998                   $ 13,515,710        $    251,904        $ 13,767,614
(11,804 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 959 LIMITED PARTNERSHIP UNITS         (1,074,191)                             (1,074,191)

NET INCOME                                            (355,342)             (6,728)           (362,070)

                                                  ------------        ------------        ------------
FUND EQUITY AT JULY 31,1999                       $ 12,086,177        $    245,176        $ 12,331,353
(10,845 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT JULY 31:1999                                                  $   1,114.44



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)

                                                      1999              1998
                                                   ---------         ---------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                 (362,069)         (938,131)
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS             1,533,971         2,355,383
  INCREASE IN OTHER LIABILITIES                            0                 0
                                                   ---------         ---------
       TOTAL FUNDS PROVIDED                        1,171,902         1,417,252


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS           1,074,191         1,208,170
 DECREASE IN OTHER LIABILITIES                        97,711           209,082
                                                   ---------         ---------
       TOTAL FUNDS APPLIED                         1,171,902         1,417,252


CHANGE IN CASH BALANCE                                     0                (0)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1998, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31,1999 has been derived from the audited financial as of October 31, 1998. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended July 31, 1999

                               31-Jul-99                31-Oct-98
Ending Equity(Note A)          12,331,353               13,767,614

NOTE A:

Ending equity at July 31,1999 is lower than ending equity at October 31, 1998 due to unprofitable trading activity and redemption of limited partnership units during the period.


NOTE B:

                                 Three months              Three months
                                ended 7/31/99              ended 7/31/98
Increase (decrease) in            (472,548)                   191,436
open trade equity

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 7/31/99 is less than net unrealized appreciation on open futures contracts for the three months ended 7/31/98 due to less profitable trading during the period.

NOTE C:

                                  Nine months                Nine months
                                 ended 7/31/99               ended 7/31/98
Net Realized Trading Gains         1,055,573                    87,409


Increase (decrease) in net realized trading gains on open futures and forward contracts for the nine months ended 7/31/99 is more than net unrealized appreciation on open futures contracts for the nine months ended 7/31/98 due to more profitable trading during the period.