Form 10-K405
period 1999-10-31
FUTURE FUND
filed 2000-01-24
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                X   Annual Report Pursuant to Section 13 or 15(d)
               ---   of the Securities Exchange Act of 1934
                                 [Fee Required]

                   For the Fiscal Year Ended: October 31, 1999

                  ___ Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                                [No Fee Required]

                         Commission File Number: 0-9202

                                 THE FUTURE FUND
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                           36-3033727
-------------------------------                          ---------------------
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

                                     PART I

Item 1.  Business.

               (a) General development of business. The Future Fund (the "Partnership") is a limited partnership organized on November 30, 1978 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Uniform Limited Partnership Act of the State of Illinois. On July 31, 1987, the Partnership elected to be governed under the Illinois Revised Uniform Limited Partnership Act. The Partnership engages in speculative trading of futures, options on futures and forward contracts.

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

               Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to a Customer Agreement. The Partnership conducts its forward contract trading through an affiliate, ED& F Man Capital Inc., as well as other unaffiliated dealers pursuant to various Customer Account Agreements.

               The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $221,771 as of October 31, 1999.

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

               Effective January 1, 1996, the General Partner entered into a Trading Manager Agreement whereby it assumed the role of trading manager for the Partnership (the "Trading Manager"). The Partnership is a multi-advisor commodity pool and the Trading Manager allocates the assets of the Partnership among several trading advisors to direct the Partnership's futures and forward trading. References to the Trading Manager from the inception of the Partnership's trading through December 31, 1989 refer to Millburn Ridgefield Corporation, from January 1, 1990 through January 1, 1996 to MC Baldwin Financial Company and on and after January 1, 1996 to Heinold Asset Management, Inc.

               The Trading Manager receives a monthly Management Fee at an annual rate of 4% of the month-end Net Asset Value, as defined, of the Partnership. The Trading Manager will also receive an incentive fee equal to 20% of any New Trading Profit attributable to each trading advisor to be calculated and paid quarterly or annually. The Trading Manager in turn will pay to each trading advisor an incentive fee equal to 15% to 20% of any New Trading Profit attributable to each trading advisor to be calculated and paid quarterly or annually.

               On April 1, 1996, the Partnership, pursuant to an exemption from the Commodity Futures Trading Commission (the "CFTC"), was permitted to cease trading on a stand-alone basis. On that date, the Partnership elected to continue to allocate a portion of its assets to managed accounts with commodity trading advisors and to trade the remaining assets through participation in a series of private general partnerships ("Account Partnerships") formed together with other pools of which the General Partner acts as general partner. Only pools of which the General Partner acts as general partner are permitted to participate in these Account Partnerships, and all such pools share pro rata in the profits and losses of the Account Partnerships based on the capital which each pool commits to each such Account Partnership. Because the Account Partnerships combine the assets of numerous pools, they make it possible for even the smaller pools to have access to a number of commodity trading advisors without need of meeting each commodity trading advisors' minimum account size requirements. Although the General Partner has agreed to various incremental accounting procedures, the operation of the Account Partnerships is effectively transparent to the Unitholders. As of December 1, 1997, all of the Partnership's assets were allocated to the Account Partnerships.

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

               (b) Financial information about industry segments. The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 1999 are set forth under "Item 6. Selected Financial Data."

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

Item 2.  Properties.

               The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

               (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner has entered into a Management Agreement with the Partnership (under which the Trading Manager will serve as trading manager and will retain trading advisors who will have complete discretion with respect to determination of the Partnership's trading decisions) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Partnership based on instructions of the trading advisors selected by the Trading Manager). In addition, the General Partner and the Partnership entered into a Back Office Services Agreement with Managed Asset Service Corp., an affiliate of the General Partner ("MASC"), whereby MASC provides various administrative services to the Partnership subject to the oversight of the General Partner.

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

               (4) Forwards annual audited financial statements to each Limited Partner.

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

               (b) Holders. As of November 1, 1999, there were 542 holders of Units.

               (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6. Selected Financial Data.

               The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 1999.

                                     Fiscal          Fiscal         Fiscal         Fiscal         Fiscal
                                   Year Ended      Year Ended     Year Ended     Year Ended     Year Ended
                                   October 31,     October 31,    October 31,    October 31,    October 31,
                                      1999            1998           1997           1996           1995
                                  ------------    ------------   ------------   ------------   ------------
Net gain (loss) on
  trading of futures
  and forward contracts           $   (482,764)   $  2,170,135   $  2,385,992   $  3,994,809   $  2,226,647
    Interest income                    433,133         612,846        685,611        685,594        845,122
                                  ------------    ------------   ------------   ------------   ------------

Total income                           (49,631)      2,782,981      3,071,603      4,680,403      3,071,769
                                  ============    ============   ============   ============   ============


Brokerage commissions                  896,686         972,546      1,109,170      1,002,522      1,181,262
Management fees                        505,109         544,528        556,956        622,696        675,007
Incentive fees                          21,155         367,066        430,609        663,447        452,602
Other                                   49,200          55,302         53,799         77,024         95,150
                                  ------------    ------------   ------------   ------------   ------------

Total expenses                       1,472,150       1,939,442      2,150,534      2,365,689      2,404,021
                                  ============    ============   ============   ============   ============

Net income (loss)                 $ (1,521,781)   $    843,539   $    921,069   $  2,314,714   $    667,748
                                  ============    ============   ============   ============   ============

Net income (loss) allocated to:
  General Partner                 $    (30,133)   $     16,394   $     14,117   $     32,898   $      6,634
                                  ============    ============   ============   ============   ============

  Limited Partners                $ (1,491,648)   $    827,145   $    906,952   $  2,281,816   $    661,114
                                  ============    ============   ============   ============   ============

Net income (loss) for a unit
  of partnership interest
  (for a unit outstand-
  ing throughout
  each year)                      $    (136.96)   $      74.52   $      64.17   $     149.53   $      30.16
                                  ============    ============   ============   ============   ============

Total assets                      $ 11,083,035    $ 14,045,326   $ 15,019,983   $ 14,864,152   $ 15,244,909
                                  ============    ============   ============   ============   ============

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

Results of Operations

               Operating results showed a loss for the fiscal year ended October 31, 1999 and a profit for the fiscal years ended October 31, 1998 and October 31, 1997.

               The Net Asset Value per Unit as of October 31, 1999, October 31, 1998 and October 31, 1997 was $1,008.06, 1,145.02 and $1,070.50, respectively.

               For fiscal year 1999, the Partnership's Net Asset Value per Unit decreased from $1,145.02 at October 31, 1998 to $1,008.06 at October 31, 1999. This decline resulted in an 11.96% decrease for the fiscal year. The majority of the losses that occurred were from trading activities in October 1999 where the Partnership declined 7.23%. Long positions in the Hang Seng, Nikkei and Topix were unprofitable as stocks pulled back after making strong previous gains. These positions were unprofitable due to stronger than expected US inflation and the Federal Reserve's bias towards tight monetary policies. Losses also arose from trading the Euro against the Japanese Yen. These short positions against the European currency were unprofitable due to declining interest rates. Excellent profits arose from short positions in London aluminum positions due to oversupply and sluggish demand. The Partnership realized slight profits in short positions on agricultural markets as prices continued to move lower during the first half of the year.

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

Item 11.       Executive Compensation.

               The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties." herein. E. D. & F. Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business." E.
D. & F. Man Capital Inc. acts as the Partnership's forward dealer pursuant to the Customer Account Agreement described in "Item 1(a). General development of business."

               The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

               (a) Security ownership of certain beneficial owners.
               The Partnership knows of no person who owns beneficially more than 5% of the Units.

               (b) Security ownership of management.

               Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $221,771 as of October 31, 1999, 2.03% of the Partnership's total equity.

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

               (b) Reports on Form 8-K

               The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 1999.

               (27) Financial Data Schedule

                                   SIGNATURES




               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 24th day of January, 2000.

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

                             Title with
Signature                    General Partner                   Date
---------                    ---------------                   ----

/s/ Thomas M. Harte          President (chief operating        January 24, 2000
------------------------     officer) and Director
    Thomas M. Harte

/s/ Judith M. Kula           Chief Financial Officer           January 24, 2000
------------------------     (principal accounting officer)
    Judith M. Kula

/s/ Mary T. Bergonia         Director                          January 24, 2000
------------------------
    Mary T. Bergonia

/s/ Gary M. Rindner          Director                          January 24, 2000
------------------------
    Gary M. Rindner

/s/ Ira Polk                 Director                          January 24, 2000
------------------------
    Ira Polk


               (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                General Partner of                January 24, 2000
MANAGEMENT, INC.             Registrant

By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President

                              Financial Statements

                                 The Future Fund
                        (An Illinois Limited Partnership)

                  Years ended October 31, 1999, 1998, and 1997
                       with Report of Independent Auditors

                                 The Future Fund
                        (An Illinois Limited Partnership)

                              Financial Statements

                  Years ended October 31, 1999, 1998, and 1997




                                    CONTENTS

Report of Independent Auditors...............................................1

Financial Statements

Statements of Financial Condition............................................2
Statements of Operations.....................................................3
Statements of Changes in Partners' Equity....................................4
Statements of Cash Flows.....................................................5
Notes to Financial Statements................................................6

                         Report of Independent Auditors

The Partners
The Future Fund

We have audited the accompanying statements of financial condition of The Future Fund (the Partnership) as of October 31, 1999, and 1998,, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Future Fund at October 31, 1999, and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.




Chicago, Illinois
December 7, 1999

                                 The Future Fund
                        (An Illinois Limited Partnership)

                        Statements of Financial Condition


                                                                       OCTOBER 31
                                                                   1999          1998
                                                               -------------------------
ASSETS
Investment in affiliated general partnerships                  $ 5,612,300   $ 5,862,347
Equity in commodity trading accounts:
   Due from affiliated broker                                    5,470,735     8,182,979
                                                               -------------------------
Total assets                                                   $11,083,035   $14,045,326
                                                               =========================


LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Brokerage commissions                                       $    64,355   $    81,812
   Redemptions payable                                              15,514        45,801
   Management fees                                                  36,341        46,034
   Incentive fees                                                        -        83,648
   Other                                                            50,685        20,417
                                                               -------------------------
Total liabilities                                                  166,895       277,712

Partners' equity:
   Limited partners (10,609 and 11,804 units outstanding
     at October 31, 1999 and 1998, respectively)                10,694,369    13,515,710
   General Partner (220 unit equivalents outstanding
     at October 31, 1999 and 1998)                                 221,771       251,904
                                                               -------------------------
Total partners' equity                                          10,916,140    13,767,614
                                                               -------------------------
Total liabilities and partners' equity                         $11,083,035   $14,045,326
                                                               =========================

Net asset value per outstanding unit of partnership interest   $  1,008.06   $  1,145.02
                                                               =========================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                            Statements of Operations


                                                               YEAR ENDED OCTOBER 31
                                                       1999             1998             1997
                                                   ---------------------------------------------
INCOME (LOSS)
Net realized trading gains on closed contracts     $   487,315      $ 1,959,226      $ 4,156,566
Change in net unrealized gain (loss) on open
   contracts                                          (970,079)         210,909       (1,770,574)
Brokerage commissions                                 (896,686)        (972,546)      (1,109,170)
                                                   ---------------------------------------------
                                                    (1,379,450)       1,197,589        1,276,822
Interest income                                        433,133          612,846          685,611
                                                   ---------------------------------------------
                                                      (946,317)       1,810,435        1,962,433

EXPENSES
Management fees                                        505,109          544,528          556,956
Incentive fees                                          21,155          367,066          430,609
Other                                                   49,200           55,302           53,799
                                                   ---------------------------------------------
                                                       575,464          966,896        1,041,364
                                                   ---------------------------------------------
Net income (loss)                                  $(1,521,781)     $   843,539      $   921,069
                                                   =============================================

Net income (loss) for a unit of partnership
   interest (for a unit outstanding
   throughout each year):
     General Partner                               $   (136.96)     $     74.52      $     64.17
                                                   =============================================

     Limited Partners                              $   (136.96)     $     74.52      $     64.17
                                                   =============================================

Net income (loss) allocated to:
   General Partner                                 $   (30,133)     $    16,394      $    14,117
                                                   =============================================

   Limited Partners                                $(1,491,648)     $   827,145      $   906,952
                                                   =============================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Statements of Changes in Partners' Equity

                  Years ended October 31, 1999, 1998, and 1997


                                           LIMITED            GENERAL
                                           PARTNERS           PARTNER            TOTAL
                                         ------------------------------------------------
Partners' equity at October 31, 1996     $ 14,134,513      $    221,393      $ 14,355,906
Redemption of 576 units of limited
   partnership interest                      (621,935)                -          (621,935)
Net income                                    906,952            14,117           921,069
                                         ------------------------------------------------
Partners' equity at October 31, 1997       14,419,530           235,510        14,655,040
Redemption of 1,666 units of limited
   partnership interest                    (1,730,965)                -        (1,730,965)
Net income                                    827,145            16,394           843,539
                                         ------------------------------------------------
Partners' equity at October 31, 1998       13,515,710           251,904        13,767,614
Redemption of 1,195 units of limited
   partnership interest                    (1,329,693)                -        (1,329,693)
Net loss                                   (1,491,648)          (30,133)       (1,521,781)
                                         ------------------------------------------------
Partners' equity at October 31, 1999     $ 10,694,369      $    221,771      $ 10,916,140
                                         ================================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                            Statements of Cash Flows


                                                                      YEAR ENDED OCTOBER 31
                                                              1999             1998             1997
                                                          ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $(1,521,781)     $   843,539      $   921,069
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Change in assets and liabilities:
       Due from affiliated broker                           2,712,244        4,988,380       (1,029,389)
       Investment in affiliated general partnerships          250,047       (4,370,662)         873,558
       Net unrealized trading gains on open contracts               -          356,939                -
       Brokerage commissions                                  (17,457)             656           (5,513)
       Management fees                                         (9,693)           2,446          (11,793)
       Incentive fees                                         (83,648)        (116,977)         (88,298)
       Other                                                   30,268           12,915              924
                                                          ---------------------------------------------
Net cash provided by operating activities                   1,359,980        1,717,236          660,558

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership interests                (1,359,980)      (1,717,236)        (660,558)
                                                          ---------------------------------------------
Net change in cash                                                  -                -                -
Cash at beginning of year                                           -                -                -
                                                          ---------------------------------------------
Cash at end of year                                       $         -      $         -      $         -
                                                          =============================================


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the underlying partnerships. The underlying partnerships value their financial instruments on a mark-to-market basis of accounting. The income (loss) from investments in affiliated general partnerships is presented in the statements of operations on a pro rata basis.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from E.D. & F. Man International, Inc. (Man) an affiliate of the General Partner. Man pays the Partnership interest on the Partnership's daily balance at a rate generally equal to 90% of the published 90-day Treasury bill rate.

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

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets, liabilities, gains, and losses denominated in foreign currencies are translated at end-of-period exchange rates. The resulting net realized and unrealized foreign exchange gains and losses are not material and are recorded in trading gains (losses) in the statements of operations.

INCOME TAXES

Income taxes are not provided for by the Partnership because taxable income
(loss) of the Partnership is includable in the income tax returns of the partners.

NET INCOME (LOSS) PER UNIT

Net income (loss) per unit of Partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

DISCLOSURE OF DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 reduces certain previously required quantitative disclosures relating to derivative financial instruments held or issued for trading purposes. The adoption of Statement No. 133 did not have a material impact on the results of operations or financial statement disclosures.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


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

4.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS

The Partnership invests in a series of private affiliated general partnerships (General Partnerships) formed together with other HAMI limited partnerships. The General Partnerships engage in the speculative trading of futures, options on futures, and forward contracts based on their respective trading strategies. The Partnership shares pro rata in profits and losses of such General Partnerships, based on the capital that the Partnership commits, as defined in the offering document, to each General Partnership.

A separate General Partnership is utilized for each Commodity Trading Advisor (Trading Advisor) that the General Partner selects to trade partnership assets. An affiliate of the General Partner is the Trading Advisor for Heinold General Partnership III. Under the terms of its management contract, each Trading Advisor has sole responsibility for determining the General Partnership's trades. As compensation for these services, each Trading Advisor receives a monthly management fee based on a percentage of the

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


4.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

Partnership's month-end assets, as defined in the offering document. Each Trading Advisor also receives a quarterly or annual incentive fee based on a percentage of new trading profits, as defined in the offering document. The incentive fee is retained by a Trading Advisor even when trading losses, as defined in the offering document, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the General Partnership. At October 31, 1999, carryforward losses related to the Partnership for incentive fee purposes were $(299,478), $(454,433), $(132,113), $(131,336), $(227,218),
$(533,510), and $(196,959) for General Partnerships I, III, IV, V, IX, X, and XI, respectively.

At October 31, 1999, investments in General Partnerships were as follows:

                                                           ALLOCATED ASSETS
                                            -----------------------------------------------
                                                                ADDITIONAL                      PROFIT
                                                                COMMITTED                     ALLOCATION
            GENERAL PARTNERSHIP                 INVESTMENT       CAPITAL         TOTAL        PERCENTAGE
-----------------------------------------------------------------------------------------------------------
Heinold General Partnership Account I           $1,366,068      $  886,705     $ 2,252,773      44.93%
Heinold General Partnership Account III          1,380,446       1,269,071       2,649,517      44.93
Heinold General Partnership Account IV              63,856         205,182         269,038      44.93
Heinold General Partnership Account V              509,753         785,489       1,295,242      44.93
Heinold General Partnership Account IX             366,636          52,187         418,823      44.93
Heinold General Partnership Account X            1,377,412       1,137,760       2,515,172      44.93
Heinold General Partnership Account XI             548,128         953,666       1,501,794      44.93
                                            -----------------------------------------------
                                                $5,612,299      $5,290,060     $10,902,359
                                            ===============================================

At October 31, 1998, investments in General Partnerships were as follows:

                                                           ALLOCATED ASSETS
                                            -----------------------------------------------
                                                                ADDITIONAL                      PROFIT
                                                                COMMITTED                     ALLOCATION
            GENERAL PARTNERSHIP                 INVESTMENT       CAPITAL         TOTAL        PERCENTAGE
-----------------------------------------------------------------------------------------------------------
Heinold General Partnership Account I           $1,430,155      $  870,320     $ 2,300,475      44.41%
Heinold General Partnership Account II             317,723       1,287,128       1,604,851      44.41
Heinold General Partnership Account III          1,442,492       1,746,292       3,188,784      44.41
Heinold General Partnership Account V              486,715       1,029,750       1,516,465      44.41
Heinold General Partnership Account IX             446,961         149,776         596,737      44.41
Heinold General Partnership Account X            1,239,180       1,877,284       3,116,464      44.41
Heinold General Partnership Account XI             499,121         987,389       1,486,510      44.41
                                            -----------------------------------------------
                                                $5,862,347      $7,947,939     $13,810,286
                                            ===============================================

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


4.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 1999:

                                                                 NET UNREALIZED
            HEINOLD GENERAL                  DUE FROM          GAIN (LOSS) ON OPEN
          PARTNERSHIP ACCOUNT            AFFILIATED BROKER          CONTRACTS                TOTAL
-----------------------------------------------------------------------------------------------------------
                  I                          $3,011,592             $  28,545              $3,040,137
                 III                          3,092,629               (20,495)              3,072,134
                 IV                             114,411                27,697                 142,108
                  V                           1,077,796                56,641               1,134,437
                 IX                             814,347                 1,591                 815,938
                  X                           3,593,300              (527,918)              3,065,382
                  XI                          1,224,417                (4,576)              1,219,841

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 1998:

                                                                 NET UNREALIZED
            HEINOLD GENERAL                  DUE FROM          GAIN (LOSS) ON OPEN
          PARTNERSHIP ACCOUNT            AFFILIATED BROKER          CONTRACTS                TOTAL
-----------------------------------------------------------------------------------------------------------
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


The General Partnerships incur no expenses. Each General Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for all of the General Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements. Forward contracts are entered into on an arm's-length basis with E.D.&F. Man Capital, Inc., an affiliate of the General Partner, or with an unaffiliated broker-dealer.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


5.  MANAGED ACCOUNTS

Prior to December 1, 1997, the Partnership entered into various advisory agreements directly with trading advisors (Managed Accounts).

Each trading advisor of the Managed Accounts received from the Partnership a monthly management fee ranging from 0.083% to 0.333% (1% to 4% annually) of the Partnership's month-end net assets, as defined in the offering document, and annual incentive fees ranging from 15% to 20% of the Partnership's new trading profits, as defined in the offering document.

6.  AGREEMENTS

The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of 0.5833% (7% annually) of the Partnership's month-end net assets, as defined in the offering document, plus NFA fees, and related give-up charges.

With respect to the General Partnerships (see Note 4), the Partnership pays HAMI a monthly management fee of 0.333% (4% annually) of the Partnership's month-end net assets, as defined in the offering document. HAMI in turn pays each Trading Advisor at a rate of up to 4%. The Partnership pays the Trading Advisors a quarterly and annual incentive fee ranging from 15% to 20% of the Partnership's new trading profits, as defined in the offering document (see Note 4).

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


                                    * * * * *

                         Oath of Commodity Pool Operator



To the best of my knowledge and belief, the information contained herein is accurate and complete.






Heinold Asset Management, Inc.
(Commodity Pool Operator)






----------------------------------            ----------------------------------
Judith M. Kula                           Date
Chief Financial Officer