Form 10-Q
period 2000-01-31
FUTURE FUND
filed 2000-03-01
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JAN, 31 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such r and (2) has been subject to such filing requirements for the past 90 days.


                                     YES X

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION



                                                        1/31/00                      10/31/99
ASSETS:                                               (UNAUDITED)                    (AUDITED)

  CASH                                                $         0                  $         0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                        0                            0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                               472,194                     (197,043)
    AMOUNT DUE FROM (TO) BROKER                        10,850,955                   11,280,078
                                                      -----------                  -----------
                                                       11,323,149                   11,083,035

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                       $    65,835                  $    64,355
  ACCRUED MANAGEMENT FEE                                   37,144                       36,341
  ACCRUED PROFIT SHARE                                          0                            0
  REDEMPTIONS PAYABLE                                      42,103                       15,514
  OTHER ACCRUED EXPENSES                                   37,182                       50,685
                                                      -----------                  -----------
                                                          182,264                      166,896

PARTNERS' CAPITAL:

  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JAN 31, 2000 AND
    OCTOBER 31, 1999, RESPECTIVELY                        230,872                      221,773
  LIMITED PARTNERS, 10,396 AND 10,609 UNITS
    EQUIVALENTS OUTSTANDING AT JAN 31,2000
    AND OCTOBER 31, 1999, RESPECTIVELY                 10,910,013                   10,694,366
                                                      -----------                  -----------
       TOTAL PARTNERS' CAPITAL                         11,140,885                   10,916,139
                                                      -----------                  -----------
                                                      $11,323,149                  $11,083,035
                                                      ===========                  ===========

NET ASSET VALUE PER UNIT OUTSTANDING                  $  1,049.42                  $  1,008.06


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                     -2-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                         STATEMENTS OF PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED JAN 31, 2000 (UNAUDITED)


                                                    LIMITED                   GENERAL
                                                    PARTNERS                  PARTNERS                    TOTAL
                                                    --------                  --------                    -----

FUND EQUITY AT OCTOBER 31, 1998                   $ 10,694,366              $   221,773               $ 10,916,139
(10,609 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 213 LIMITED PARTNERSHIP UNITS           (221,401)                                           (221,401)

NET INCOME                                             437,048                    9,099                    446,147


                                                  ------------              -----------               ------------
FUND EQUITY AT JAN 31,1999                        $ 10,910,013              $   230,872               $ 11,140,885
(10,396 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT JAN 31:2000                                                               $   1,049.42




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -3-

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JAN 31, 2000 AND 1999 (UNAUDITED)



REVENUES:                                                         1999                         1999
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                             $     (13,979)             $    232,590
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                           669,621                  (446,048)
  INTEREST INCOME                                                   109,715                   124,863
                                                              -------------              ------------
                                                                    765,357                   (88,594)

EXPENSES:
  BROKERAGE COMMISSIONS                                             198,188                   239,056
  MANAGEMENT FEE                                                    111,622                   134,337
  PROFIT SHARE                                                            0                    15,036
  OTHER ADMINISTRATIVE EXPENSES                                       9,400                    15,000
                                                              -------------              ------------
                                                                    319,210                   403,430

NET INCOME (LOSS)                                             $     446,147              $   (492,024)

NET GAIN TO GENERAL PARTNER                                   $       9,099              $     (9,156)

NET GAIN TO LIMITED PARTNER                                   $     437,048              $   (482,869)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                       $       41.36              $     (41.62)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -4-

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS

      FOR THE THREE MONTHS ENDED JAN 31, 2000 AND 1999 (UNAUDITED)


                                                              1999             1998
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                         446,147         (492,024)
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                     (240,114)               0
  INCREASE IN OTHER LIABILITIES                              15,368          894,600
                                                          ---------         --------
       TOTAL FUNDS PROVIDED                                 221,401          402,576


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                    221,401          383,417
 DECREASE IN OTHER LIABILITIES                                                19,159
                                                          ---------         --------
       TOTAL FUNDS APPLIED                                  221,401          402,576


CHANGE IN CASH BALANCE                                           (0)               0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS
                                       -5-

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1999, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31,2000 has been derived from the audited financial as of October 31, 1999. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended Jan 31, 2000

                                 31-Jan-00                            31-Oct-99
Ending Equity (Note A)           11,140,885                           10,916,139

NOTE A:

Ending equity at Jan 31,2000 is higher than ending equity at October 31, 1999 due to profitable trading during the period.






NOTE B:


                                                             Three months            Three months
                                                            ended 1/31/2000         ended 1/31/99
Increase decrease in                                            669,621               (446,048)
open trade equity





Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 1/31/2000 is greater than net unrealized appreciation on open futures contracts for the three months ended 1/31/99 due to more profitable trading during the period.