Form 10-Q
period 2000-04-30
FUTURE FUND
filed 2000-05-16
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL, 30 2000

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

                        IRS EMPLOYER ID NO. #36-3033727

                       C/O HEINOLD ASSET MANAGEMENT, INC.
                              ONE FINANCIAL PLACE
                           440 S. LASALLE ST-21ST FLOOR
                             CHICAGO, ILLINOIS 60605
                             PHONE NUMBER 663-7500

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

                                 YES  X
                                     ---

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                   04/30/2000       10/31/1999
                                                   -----------      ----------
ASSETS:                                            (UNAUDITED)       (AUDITED)

  CASH                                                      0      $         0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                    0                0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                           232,306         (197,043)
    AMOUNT DUE FROM (TO) BROKER                    10,173,761       11,280,078
                                                   ----------      -----------
                                                   10,406,066       11,083,035

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                        60,348      $    64,355
  ACCRUED MANAGEMENT FEE                               33,992           36,341
  ACCRUED PROFIT SHARE                                      0                0
  REDEMPTIONS PAYABLE                                  39,546           15,514
  OTHER ACCRUED EXPENSES                               45,640           50,685
                                                   ----------      -----------
                                                      179,526          166,896


PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT APRIL 30, 2000 AND
    OCTOBER 31, 1999, RESPECTIVELY                    215,512          221,773
  LIMITED PARTNERS, 10,220 AND 10,609 UNITS
    EQUIVALENTS OUTSTANDING AT APRIL 30,2000
    AND OCTOBER 31, 1999, RESPECTIVELY             10,011,028       10,694,366
                                                   ----------      -----------
       TOTAL PARTNERS' CAPITAL                     10,226,540       10,916,139
                                                   ----------      -----------
                                                   10,406,066      $11,083,035
                                                   ==========      ===========

NET ASSET VALUE PER UNIT OUTSTANDING                   979.60      $  1,008.06


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -2-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                         STATEMENTS OF PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

                                                   LIMITED        GENERAL
                                                  PARTNERS       PARTNERS          TOTAL
                                                -----------      ---------      -----------
FUND EQUITY AT OCTOBER 31, 1999                 $10,694,366      $ 221,773      $10,916,139
(10,609 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 389 LIMITED PARTNERSHIP UNITS        (400,450)                       (400,450)

NET INCOME                                         (282,888)        (6,261)        (289,150)
                                                -----------      ---------      -----------
FUND EQUITY AT APRIL 30,2000                    $10,011,028      $ 215,512      $10,226,540
(10,220 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT APRIL 30:2000                                       $    979.60








                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -3-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999 (UNAUDITED)

REVENUES:                                                   2000         1999
                                                         ----------  ----------
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                         (418,742)  $ 595,535
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                  517,593    (129,347)
  INTEREST INCOME                                          231,799     223,975
                                                         ---------   ---------
                                                           330,650     690,163

EXPENSES:
  BROKERAGE COMMISSIONS                                    386,465     469,226
  MANAGEMENT FEE                                           217,535     264,109
  PROFIT SHARE                                                   0      16,019
  OTHER ADMINISTRATIVE EXPENSES                             15,800      26,400
                                                         ---------   ---------
                                                           619,800     775,753

NET INCOME (LOSS)                                         (289,150)  $ (85,590)

NET GAIN TO GENERAL PARTNER                                 (6,261)  $  (1,324)

NET GAIN TO LIMITED PARTNER                               (282,888)  $ (84,266)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                     (28.46)  $   (6.02)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                      -4A-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 (UNAUDITED)

REVENUES:                                                   2000         1999
                                                          ---------    --------
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                         (404,763)    $362,946
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                 (152,028)     316,700
  INTEREST INCOME                                          122,083       99,112
                                                          --------     --------
                                                          (434,707)     778,758

EXPENSES:
  BROKERAGE COMMISSIONS                                    188,277      230,169
  MANAGEMENT FEE                                           105,913      129,772
  PROFIT SHARE                                                   0          982
  OTHER ADMINISTRATIVE EXPENSES                              6,400       11,400
                                                          --------     --------
                                                           300,589      372,323

NET INCOME (LOSS)                                         (735,297)    $406,435

NET GAIN TO GENERAL PARTNER                                (15,360)    $  7,832

NET GAIN TO LIMITED PARTNER                               (719,936)    $398,603

CHANGE IN NET ASSET VALUE                                   (69.82)    $  35.60





                                      -4B-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999 (UNAUDITED)


                                                    1999            1999
                                                  ---------      ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                               (289,150)        (85,589)
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS             676,969       1,028,567
  INCREASE IN OTHER LIABILITIES                     12,631               0
                                                  --------       ---------
       TOTAL FUNDS PROVIDED                        400,450         942,978


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS           400,450         828,466
 DECREASE IN OTHER LIABILITIES                                     114,512
                                                  --------       ---------
       TOTAL FUNDS APPLIED                         400,450         942,978


CHANGE IN CASH BALANCE                                   0               0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS
                                       -5-

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the six months ended April 30, 2000

                                   30-Apr-00               31-Oct-99

Ending Equity(Note A)                  10,226,540             10,916,139

NOTE A:

Ending equity at April 30,2000 is lower than ending equity at October 31, 1999 due to unprofitable trading and redemption of limited partnership units.






NOTE B:

                                                           Three months             Three months
                                                          ended 4/30/2000         ended 4/30/1999
 INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION          (152,028)                316,700
  ON OPEN FUTURES AND FORWARD CONTRACTS






Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 4/30/2000 is less than net unrealized appreciation on open futures contracts for the three months ended 4/30/99 due to less profitable trading during the period.