Form 10-Q
period 2000-07-31
FUTURE FUND
filed 2000-08-22
CIK 277807

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY, 31 2000

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

                           STATEMENTS OF FINANCIAL CONDITION

                                                                           7/31/00                     10/31/99
ASSETS:                                                                   (UNAUDITED)                  (AUDITED)
 CASH                                                                                   0    $                      0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                                                 0                           0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                                                        161,398                    (197,043)
    AMOUNT DUE FROM (TO) BROKER                                                  9,236,126                  11,280,078
                                                                    ---------------------------------------------------
                                                                                 9,397,524                  11,083,035

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS                                                     54,819    $                 64,355
  ACCRUED MANAGEMENT FEE                                                            30,801                      36,341
  ACCRUED PROFIT SHARE                                                                   0                           0
  REDEMPTIONS PAYABLE                                                              261,276                      15,514
  OTHER ACCRUED EXPENSES                                                                 0                      50,685
                                                                    ---------------------------------------------------
                                                                                   346,896                     166,896

PARTNERS' CAPITAL:
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JULY 31, 2000 AND
    OCTOBER 31, 1999, RESPECTIVELY                                                 203,306                     221,773
  LIMITED PARTNERS, 9,574 AND 10,609 UNITS
    EQUIVALENTS OUTSTANDING AT JULY 31,2000
    AND OCTOBER 31, 1999, RESPECTIVELY                                           8,847,322                  10,694,366
                                                                    ---------------------------------------------------
       TOTAL PARTNERS' CAPITAL                                                   9,050,628                  10,916,139
                                                                    ---------------------------------------------------
                                                                                 9,397,524    $             11,083,035
                                                                    ===================================================

NET ASSET VALUE PER UNIT OUTSTANDING                                                924.12    $               1,008.06


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -2-

                           THE FUTURE FUND
                    (An Illinois Limited Partnership)
                     STATEMENTS OF PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED JULY 31, 2000 (UNAUDITED)


                                                            LIMITED                    GENERAL
                                                            PARTNERS                   PARTNERS                     TOTAL
                                                         ---------------------      ---------------------      --------------------
FUND EQUITY AT OCTOBER 31, 1999                       $             10,694,366   $                221,773   $            10,916,139
(10,609 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 1,035 LIMITED PARTNERSHIP UNITS                       (1,012,311)                                          (1,012,311)

NET INCOME                                                            (834,734)                   (18,467)                 (853,201)


                                                         ---------------------------------------------------------------------------
FUND EQUITY AT JULY 31,2000                           $              8,847,322   $                203,306   $             9,050,628
(9,574 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT JULYL 31,2000                                                                   $                924.12







                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)

REVENUES:                                                                    2000                        1999

  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                                 (735,569)   $              1,055,573
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                          423,322                    (601,895)
  INTEREST INCOME                                                                  354,888                     322,587
                                                                    -----------------------     -----------------------
                                                                                    42,641                     776,265

EXPENSES:
  BROKERAGE COMMISSIONS                                                            559,816                     690,489
  MANAGEMENT FEE                                                                   314,826                     388,891
  PROFIT SHARE                                                                           0                      21,155
  OTHER ADMINISTRATIVE EXPENSES                                                     21,200                      37,800
                                                                    -----------------------     -----------------------
                                                                                   895,842                   1,138,335

NET INCOME (LOSS)                                                                 (853,201)   $               (362,070)

NET GAIN TO GENERAL PARTNER                                                        (18,467)   $                 (6,728)

NET GAIN TO LIMITED PARTNER                                                       (834,734)   $               (355,342)

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                                             (83.94)   $                 (30.58)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                      -4A-

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)

REVENUES:                                                                    2000                        1999

  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                                 (316,827)   $                460,038
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                          (94,272)                   (472,548)
  INTEREST INCOME                                                                  123,089                      98,611
                                                                    -----------------------     -----------------------
                                                                                  (288,009)                     86,101

EXPENSES:
  BROKERAGE COMMISSIONS                                                            173,351                     221,263
  MANAGEMENT FEE                                                                    97,291                     124,782
  PROFIT SHARE                                                                           0                       5,136
  OTHER ADMINISTRATIVE EXPENSES                                                      5,400                      11,400
                                                                    -----------------------     -----------------------
                                                                                   276,042                     362,581

NET INCOME (LOSS)                                                                 (564,051)   $               (276,480)

NET GAIN TO GENERAL PARTNER                                                        (12,206)   $                 (5,404)

NET GAIN TO LIMITED PARTNER                                                       (551,846)   $               (271,076)

CHANGE IN NET ASSET VALUE                                                           (55.48)   $                 (24.56)





                                      -4B-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                               TOTAL FUNDS APPLIED
                            STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)


                                                                              2000              1999
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                                             (853,201)          (362,069)
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS                                         1,685,511          1,533,971
  INCREASE IN OTHER LIABILITIES                                                  180,000                  0
                                                                        ------------------------------------
       TOTAL FUNDS PROVIDED                                                    1,012,311          1,171,902


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                                       1,012,311          1,074,191
 DECREASE IN OTHER LIABILITIES                                                                       97,711
                                                                        ------------------------------------
       TOTAL FUNDS APPLIED                                                     1,012,311          1,171,902


CHANGE IN CASH BALANCE                                                                 0                  0


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS
                                      -5-

                 THE FUTURE FUND
                 (AN ILLINOIS LIMITED PARTNERSHIP)

                 NOTES TO FORM 10-Q FINANCIAL STATEMENTS

                 The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,1999, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31,2000 has been derived from the audited financial as of October 31, 1999. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods.The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

THE FUTURE FUND
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the nine months ended July 31, 2000


                                                               31-Jul-00               31-Oct-99

Ending Equity(Note A)                                                  9,050,628             10,916,139

NOTE A:

Ending equity at July 31,2000 is lower than ending equity at October 31, 1999 due to unprofitable trading and redemption of limited partnership units.






NOTE B:

                                                             Three months             Three months
                                                            ended 4/30/2000         ended 4/30/1999
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION          (94,272)                (472,548)
    ON OPEN FUTURES AND FORWARD CONTRACTS

Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the three months ended 4/30/2000 is less than net unrealized appreciation on open futures contracts for the three months ended 4/30/99 due to less profit taking trading during the period.


NOTE C:

                                                              Nine months             Nine months
                                                            ended 7/31/2000         ended 7/31/1999
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION          (853,201)               (362,070)
    ON OPEN FUTURES AND FORWARD CONTRACTS


Increase (decrease) in net unrealized appreciation on open futures and forward contracts for the nine months ended 7/31/2000 is less than net unrealized appreciation on open futures contracts for the nine months ended 7/31/1999 due to less profitable trading during the period.