Form 10-K405
period 2000-10-31
FUTURE FUND
filed 2001-01-29
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

               X   Annual Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                                 [Fee Required]

                   For the Fiscal Year Ended: October 31, 2000

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

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                                440 South LaSalle
                                   20th Floor
                             Chicago, Illinois 60605
                         ------------------------------
                    (Address of principal executive offices)

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

               Heinold Asset Management, Inc., a Delaware corporation, is the General Partner of the Partnership and, in that capacity, performs various administrative services. The General Partner was organized in 1982 to serve as the general partner and pool operator for public and private commodity pools sponsored by Heinold Commodities, Inc., an affiliate. Until March 31, 1996, the General Partner was a wholly owned subsidiary of Geldermann, Inc., an Illinois corporation ("Geldermann"). On March 31, 1996, the General Partner became a wholly owned subsidiary of Man Group USA Inc. (formerly, E.D. & F. Man Inc.), a New York corporation with headquarters in New York, New York. References herein to the "General Partner" refer to Heinold Commodities, Inc. for the periods prior to November 1, 1988 and to Heinold Asset Management, Inc. for periods on and after November 1, 1988.

               Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to a Customer Agreement. The Partnership conducts its forward contract trading through an affiliate, ED& F Man Capital L.L.C., as well as other unaffiliated dealers pursuant to various Customer Account Agreements.

               The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $204,351 as of October 31, 2000.

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

               (b) Financial information about industry segments. The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 2000 are set forth under "Item 6. Selected Financial Data."

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

               (b) Holders. As of November 1, 2000, there were 461 holders of Units.

               (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.

               The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 2000.

                                    Fiscal            Fiscal           Fiscal            Fiscal           Fiscal
                                  Year Ended        Year Ended       Year Ended        Year Ended       Year Ended
                                  October 31,       October 31,      October 31,       October 31,      October 31,
                                     2000              1999             1998              1997             1996
                                 ------------      ------------      ------------     ------------     ------------
Net gain (loss) on
  trading of futures
  and forward contracts          $   (130,950)     $   (482,764)     $  2,170,135     $  2,385,992     $  3,994,809
         Interest income              471,942           433,133           612,846          685,611          685,594
                                 ------------      ------------      ------------     ------------     ------------

Total income                          340,992           (49,631)        2,782,981        3,071,603        4,680,403
                                 ============      ============      ============     ============     ============


Brokerage commissions                 718,235           896,686           972,546        1,109,170        1,002,522

Management fees                       403,524           505,109           544,528          556,956          622,696
Incentive fees                              0            21,155           367,066          430,609          663,447
Other                                  26,600            49,200            55,302           53,799           77,024
                                 ------------      ------------      ------------     ------------     ------------


Total expenses                      1,148,359         1,472,150         1,939,442        2,150,534        2,365,689
                                 ============      ============      ============     ============     ============


Net income (loss)                $   (807,367)     $ (1,521,781)     $    843,539     $    921,069     $  2,314,714
                                 ============      ============      ============     ============     ============


Net income (loss)
  allocated to:
  General Partner                $    (17,420)     $    (30,133)     $     16,394     $     14,117     $     32,898
                                 ============      ============      ============     ============     ============


  Limited Partners               $   (789,947)     $ (1,491,648)     $    827,145     $    906,952     $  2,281,816
                                 ============      ============      ============     ============     ============

Net income (loss) for a unit
  of partnership interest
  (for a unit outstand-
  ing throughout
  each year)                     $     (74.19)     $    (136.96)     $      74.52     $      64.17     $     149.53
                                 ============      ============      ============     ============     ============

Total assets                     $  8,918,596      $ 11,083,035      $ 14,045,326     $ 15,019,983     $ 14,864,152
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

Results of Operations

               Operating results showed a loss for the fiscal years ended October 31, 2000 and October 31,1999 and a profit for the fiscal year ended October 31, 1998.

               The Net Asset Value per Unit as of October 31, 2000, October 31, 1999 and October 31, 1998 was $928.87, $1,008.06 and $1,145.02, respectively.

               For fiscal year 2000, the Partnership's Net Asset Value per Unit decreased from $1,008.06 at October 31, 1999 to $928.87 at October 31, 2000. This decline resulted in a 7.86% decrease for the fiscal year. The majority of the losses that occurred were from trading activities in June 2000 where the Partnership net asset value declined 3.91%. Short positions in the S&P 500 Index were unprofitable as the Index soared at the outset of June on weaker than expected US economic data.

The weaker economic data generally warmed US markets and undermined the widely held view that the Federal Reserve would have to continue to act aggressively in order to cool the US economy. This news impacted a number of global bourses resulting in losses to short positions in some other key markets. Performance was particularly poor in the Nikkei 225 Index.

               Severe choppiness resulted in negative returns in the majority of bond markets. Of particular detriment were positions in European markets where prices proved particularly sensitive to the factors generally influencing global bond yields.

               Losses were also incurred as the US dollar slipped against a number of currencies on changed expectations of future levels of US interest rates. Significant losses were incurred in the Eurodollar market as prices soared in the very first days of the month. Prices slipped as investors anticipated a 50 basis point rise in interest rates, which duly arrived in the second half of May. However, data released at the beginning of June showed an increase in unemployment, providing evidence that the strength of the US economy may be tapering off. This immediately boosted prices as investors began to reconsider their expectations of further rate hikes. Short positions suffered in this environment.

               The Partnership realized profits in long crude oil positions as prices surged upwards amidst uncertainty over the outcome of the meeting between OPEC members that took place in Vienna in the second half of the month. Speculations that OPEC would delay any output increase possibility until as late as September boosted values. Although OPEC eventually decided to increase production by roughly 2.5%, prices remained firm, ensuring a positive overall return.

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

Item 11.       Executive Compensation.

               The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties." herein. E. D. & F. Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."
E. D. & F. Man Capital L.L.C. acts as the Partnership's forward dealer pursuant to the Customer Account Agreement described in "Item 1(a). General development of business."


               The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

               (a) Security ownership of certain beneficial owners.

               The Partnership knows of no person who owns beneficially more than 5% of the Units.

               (b) Security ownership of management.

               Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $204,351 as of October 31, 2000, 2.36% of the Partnership's total equity.

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

               (b) Reports on Form 8-K

               The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 2000.

               (27) Financial Data Schedule

                                   SIGNATURES




               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 29th day of January, 2001.

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

                                Title with
Signature                       General Partner                 Date
---------                       ---------------                 ----

/s/ Thomas M. Harte             President (chief operating      January 29, 2001
---------------------------     officer) and Director
    Thomas M. Harte

/s/ Ira Polk                    Chief Financial Officer         January 29, 2001
---------------------------     (principal accounting officer)
    Ira Polk                    and Director

/s/ Mary T. Bergonia            Director                        January 29, 2001
---------------------------
    Mary T. Bergonia

/s/ Robert P. Schlossberg       Director                        January 29, 2001
---------------------------
    Robert P. Schlossberg



               (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                   General Partner of              January 29, 2001
 MANAGEMENT, INC.               Registrant

By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President

Financial Statements

The Future Fund
(An Illinois Limited Partnership)

Years ended October 31, 2000, 1999, and 1998 with Report of Independent Auditors

                                 The Future Fund
                        (An Illinois Limited Partnership)

                              Financial Statements

                  Years ended October 31, 2000, 1999, and 1998




                                    CONTENTS

Report of Independent Auditors................................................1

Financial Statements

Statements of Financial Condition.............................................2
Statements of Operations......................................................3
Statements of Changes in Partners' Equity.....................................4
Statements of Cash Flows......................................................5
Notes to Financial Statements.................................................6

                         Report of Independent Auditors

The Partners
The Future Fund

We have audited the accompanying statements of financial condition of The Future Fund (the Partnership) as of October 31, 2000, and 1999, the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Future Fund at October 31, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Ernst & Young LLP

Chicago, Illinois
December 6, 2000

                              The Future Fund (32)
                        (An Illinois Limited Partnership)

                        Statements of Financial Condition

                                                                                     OCTOBER 31
                                                                                2000             1999
                                                                       ------------------------------------
ASSETS
Investment in affiliated general partnerships                                $4,074,893      $ 5,612,300
Due from affiliated broker                                                    4,817,857        5,470,735
Other assets                                                                     25,846                -
                                                                       ------------------------------------
Total assets                                                                 $8,918,596      $11,083,035
                                                                       ====================================

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Brokerage commissions                                                     $   51,941      $    64,355
   Redemptions payable                                                          166,101           15,514
   Management fees                                                               29,160           36,341
   Other                                                                         14,376           50,685
                                                                       ------------------------------------
Total liabilities                                                               261,578          166,895

Partners' equity:
   Limited partners (9,100 and 10,609 units outstanding at
     October 31, 2000 and 1999, respectively)                                 8,452,667       10,694,369
   General Partner (220 unit equivalents outstanding at
     October 31, 2000 and 1999)                                                 204,351          221,771
                                                                       ------------------------------------
Total partners' equity                                                        8,657,018       10,916,140
                                                                       ------------------------------------
Total liabilities and partners' equity                                       $8,918,596      $11,083,035
                                                                       ====================================

Net asset value per outstanding unit of partnership interest
                                                                             $   928.87      $  1,008.06
                                                                       ====================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                            Statements of Operations

                                                              YEAR ENDED OCTOBER 31
                                                      2000             1999            1998
                                                  ----------------------------------------------
INCOME (LOSS)
Net realized trading gains (losses) on closed
   contracts                                      $  (613,398)     $   487,315      $ 1,959,226
Change in net unrealized gains or losses on
   open contracts                                     482,448         (970,079)         210,909
Brokerage commissions                                (718,235)        (896,686)        (972,546)
                                                  ----------------------------------------------
                                                     (849,185)      (1,379,450)       1,197,589
Interest income                                       471,942          433,133          612,846
                                                  ----------------------------------------------
                                                     (377,243)        (946,317)       1,810,435

EXPENSES
Management fees                                       403,524          505,109          544,528
Incentive fees                                              -           21,155          367,066
Other                                                  26,600           49,200           55,302
                                                  ----------------------------------------------
                                                      430,124          575,464          966,896
                                                  ----------------------------------------------
Net income (loss)                                 $  (807,367)     $(1,521,781)     $   843,539
                                                  ==============================================
Net income (loss) for a unit of partnership
   interest (for a unit outstanding
   throughout each year):
     General Partner                              $    (79.19)     $   (136.96)     $     74.52
                                                  ==============================================

     Limited Partners                             $    (79.19)     $   (136.96)     $     74.52
                                                  ==============================================

Net income (loss) allocated to:
   General Partner                                $   (17,420)     $   (30,133)     $    16,394
                                                  ==============================================

   Limited Partners                               $  (789,947)     $(1,491,648)     $   827,145
                                                  ==============================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Statements of Changes in Partners' Equity

                  Years ended October 31, 2000, 1999, and 1998

                                           LIMITED           GENERAL
                                           PARTNERS          PARTNER            TOTAL
                                         -------------------------------------------------
Partners' equity at October 31, 1997     $ 14,419,530      $    235,510      $ 14,655,040
Redemption of 1,666 units of limited
   partnership interest                    (1,730,965)                -        (1,730,965)
Net income                                    827,145            16,394           843,539
                                         -------------------------------------------------
Partners' equity at October 31, 1998       13,515,710           251,904        13,767,614
Redemption of 1,195 units of limited
   partnership interest                    (1,329,693)                -        (1,329,693)
Net loss                                   (1,491,648)          (30,133)       (1,521,781)
                                         -------------------------------------------------
Partners' equity at October 31, 1999       10,694,369           221,771        10,916,140
Redemption of 1,509 units of limited
   partnership interest                    (1,451,755)                -        (1,451,755)
Net loss                                     (789,947)          (17,420)         (807,367)
                                         -------------------------------------------------
Partners' equity at October 31, 2000     $  8,452,667      $    204,351      $  8,657,018
                                         =================================================


See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                            Statements of Cash Flows

                                                                YEAR ENDED OCTOBER 31
                                                       2000             1999              1998
                                                   -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  (807,367)      $(1,521,781)      $   843,539
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Change in assets and liabilities:
       Due from affiliated broker                      652,878         2,712,244         4,988,380
       Other assets                                    (25,846)                -                 -
       Investment in affiliated general
         partnerships                                1,537,407           250,047        (4,370,662)
       Net unrealized trading gains on open
         contracts                                           -                 -           356,939
       Brokerage commissions                           (12,414)          (17,457)              656
       Management fees                                  (7,181)           (9,693)            2,446
       Incentive fees                                        -           (83,648)         (116,977)
       Other                                           (36,309)           30,268            12,915
                                                   -----------------------------------------------
Net cash provided by operating activities            1,301,168         1,359,980         1,717,236

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership interests
                                                    (1,301,168)       (1,359,980)       (1,717,236)
                                                   -----------------------------------------------
Net cash used in financing activities               (1,301,168)       (1,359,980)       (1,717,236)

Net change in cash                                           -                 -                 -
Cash at beginning of year                                    -                 -                 -
                                                   -----------------------------------------------
Cash at end of year                                $         -       $         -       $         -
                                                   ===============================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                          Notes to Financial Statements



1.  ORGANIZATION OF THE PARTNERSHIP

The Future Fund (Partnership) was organized in November 1978, under the Illinois Uniform Limited Partnership Act, for purposes of engaging in the speculative trading of futures, options on futures, and forward contracts. Heinold Asset Management, Inc. (HAMI), a wholly owned subsidiary of Man Group USA, Inc., is the general partner of the Partnership (General Partner).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the underlying partnerships. The underlying partnerships value their financial instruments on a mark-to-market basis of accounting. The Partnership records its proportionate share of the income or loss from investments in the statement of operations.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from E.D. & F. Man International, Inc. (Man) an affiliate of the General Partner. Man pays the Partnership interest on the Partnership's daily balance at a rate generally equal to 90% of the published 90-day U.S. Treasury bill rate.

Man is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant and is a member of the National Futures Association, an industry self-regulatory agency. Man is also registered with the Securities and Exchange Commission (SEC) and National Association of Securities Dealers, Inc. (NASD) as a securities broker-dealer.

INCOME RECOGNITION

Realized and unrealized trading gains and losses on futures, options on futures, and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized in the current period. All trading activities are accounted for on a trade date basis.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets, liabilities, gains and losses denominated in foreign currencies are translated at end-of-period spot exchange rates. The resulting net realized and unrealized foreign exchange gains and losses on assets, liabilities, gains, and losses denominated in foreign currency are not material and are recorded in trading gains (losses) in the statements of operations.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the General Partner to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

A separate General Partnership is utilized for each Commodity Trading Advisor (Trading Advisor) that the General Partner selects to trade Partnership assets. An affiliate of the General Partner is the Trading Advisor for Heinold General Partnership III. Under the terms of its management contract, each Trading Advisor has sole responsibility for determining the General Partnership's trades. As compensation for these services, each Trading Advisor receives a monthly management fee based on a percentage of the Partnership's month-end assets, as defined in the offering document. Each Trading Advisor also receives a quarterly or annual incentive fee based on a percentage of new trading profits, as defined in the offering document. The incentive fee is retained by a Trading Advisor even when trading losses, as defined in the offering document, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the General Partnership. At October 31, 2000, carryforward losses related to the Partnership for incentive fee purposes were $(672,694), $(118,828), $(542,736), $(242,116), and $(372,347) for General Partnerships I,
II, III, V, and XI, respectively.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


4.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

At October 31, 2000, investments in General Partnerships were as follows:

                                                          ALLOCATED ASSETS
                                           -----------------------------------------------
                                                             ADDITIONAL                        PROFIT
                                                             COMMITTED                       ALLOCATION
            GENERAL PARTNERSHIP               INVESTMENT      CAPITAL           TOTAL        PERCENTAGE
-----------------------------------------------------------------------------------------------------------
Heinold General Partnership Account I          $1,363,676    $   812,298     $2,175,974         46.03%
Heinold General Partnership Account II            109,578        570,707        680,285         46.03
Heinold General Partnership Account III         1,470,830        608,394      2,079,224         46.03
Heinold General Partnership Account V             599,352      1,468,499      2,067,851         46.03
Heinold General Partnership Account XI            531,457      1,213,106      1,744,563         46.03
                                           -----------------------------------------------
                                               $4,074,893     $4,673,004     $8,747,897
                                           ===============================================

At October 31, 1999, investments in General Partnerships were as follows:

                                                          ALLOCATED ASSETS
                                           -----------------------------------------------
                                                             ADDITIONAL                        PROFIT
                                                             COMMITTED                       ALLOCATION
            GENERAL PARTNERSHIP               INVESTMENT      CAPITAL           TOTAL        PERCENTAGE
-----------------------------------------------------------------------------------------------------------
Heinold General Partnership Account I          $1,366,068    $   886,705     $ 2,252,773       44.93%
Heinold General Partnership Account II          1,380,446      1,269,071       2,649,517       44.93
Heinold General Partnership Account III            63,856        205,182         269,038       44.93
Heinold General Partnership Account V             509,753        785,489       1,295,242       44.93
Heinold General Partnership Account IX            366,636         52,187         418,823       44.93
Heinold General Partnership Account X           1,377,412      1,137,760       2,515,172       44.93
Heinold General Partnership Account XI            548,129        953,666       1,501,794       44.93
                                           ------------------------------------------------
                                               $5,612,300     $5,290,060     $10,902,359
                                           ================================================

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


4.  INVESTMENT IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2000:
                                                NET UNREALIZED
     HEINOLD GENERAL        DUE FROM          GAIN (LOSS) ON OPEN
       PARTNERSHIP      AFFILIATED BROKER          CONTRACTS          TOTAL
--------------------------------------------------------------------------------

            I                $2,826,650             $136,073        $2,962,723
           II                   240,471               (2,401)          238,070
          III                 3,056,621              138,903         3,195,524
            V                 1,255,151               46,999         1,302,150
           XI                 1,050,357              104,287         1,154,644

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 1999:
                                                NET UNREALIZED
     HEINOLD GENERAL        DUE FROM          GAIN (LOSS) ON OPEN
       PARTNERSHIP      AFFILIATED BROKER          CONTRACTS          TOTAL
--------------------------------------------------------------------------------

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

The General Partnerships incur no expenses. Each General Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for all of the General Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements. Forward contracts are entered into on an arm's-length basis with E.D.&F. Man Capital, L.L.C. and E.D.F. Man International Ltd., affiliates of the General Partner.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)



5.  AGREEMENTS

The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of 0.5833% (7% annually) of the Partnership's month-end net assets, as defined in the offering document, plus NFA fees and related give-up charges.

With respect to the General Partnerships (see Note 4), the Partnership pays HAMI a monthly management fee of 0.333% (4% annually) of the Partnership's month-end net assets, as defined in the offering document. HAMI in turn pays each Trading Advisor at a rate of up to 4%. The Partnership pays the Trading Advisors a quarterly or annual incentive fee of 20% of the Partnership's new trading profits, as defined in the offering document (see Note 4).

6.  DERIVATIVE FINANCIAL INSTRUMENTS

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

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


6.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. Each General Partnership's exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the General Partnership has gains. Exchange-traded financial instruments, such as futures and options on futures contracts, give rise to limited counterparty exposure as the clearing organization acts as the counterparty to all contracts.

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






Heinold Asset Management, Inc.
(Commodity Pool Operator)
The Future Fund






----------------------------------             ---------------------------------
Ira Polk                                       Date
Chief Financial Officer