Form 10-Q
period 2001-01-31
FUTURE FUND
filed 2001-02-26
CIK 277807

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JAN, 31 2001

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

                        STATEMENTS OF FINANCIAL CONDITION


                                            01/31/2001   10/31/2000
ASSETS:                                     (UNAUDITED)   (AUDITED)

  CASH                                       $        0   $        0

  EQUITY IN FUTURES TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                              0            0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES CONTRACTS                     421,275      195,094
    AMOUNT DUE FROM (TO) BROKER               9,477,719    8,723,502
                                             ----------   ----------
                                              9,898,994    8,918,596

LIABILITIES & PARTNERS' CAPITAL

  ACCRUED BROKERAGE COMMISSIONS              $   57,467   $   51,941
  ACCRUED MANAGEMENT FEE                         32,388       29,160
  ACCRUED PROFIT SHARE                                0            0
  REDEMPTIONS PAYABLE                            47,437      166,101
  OTHER ACCRUED EXPENSES                        168,186       14,377
                                             ----------   ----------
                                                305,479      261,578


PARTNERS' CAPITAL:                                 --
  GENERAL PARTNER, 220 UNIT EQUIVALENTS
    OUTSTANDING AT JAN 31, 2001 AND
    OCTOBER 31, 2000, RESPECTIVELY              236,322      204,351
  LIMITED PARTNERS, 8,711 AND 9,100 UNITS
    EQUIVALENTS OUTSTANDING AT JAN 31,2001
    AND OCTOBER 31, 220, RESPECTIVELY         9,357,194    8,452,667
                                             ----------   ----------
       TOTAL PARTNERS' CAPITAL                9,593,516    8,657,018
                                             ----------   ----------
                                             $9,898,994   $8,918,596
                                             ==========   ==========

NET ASSET VALUE PER UNIT OUTSTANDING         $ 1,074.19   $   928.87


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                         STATEMENTS OF PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED JAN 31, 2001 (UNAUDITED)


                                                LIMITED       GENERAL
                                               PARTNERS       PARTNERS        TOTAL
                                              -----------    -----------    -----------
FUND EQUITY AT OCTOBER 31, 2000               $ 8,452,667    $   204,351    $ 8,657,018
(9,100 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 389 LIMITED PARTNERSHIP UNITS      (400,562)      (400,562)

NET INCOME                                      1,305,089         31,970      1,337,059


                                              -----------    -----------    -----------
FUND EQUITY AT JAN 31, 2001                   $ 9,357,194    $   236,322    $ 9,593,516
(8,711 LIMITED PARTNERSHIP UNITS)

NET ASSET VALUE PER UNIT AT JAN 31:2001                                     $  1,074.19





                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JAN 31, 2001 AND 2000 (UNAUDITED)


REVENUES:                                                   2001         2000

  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                       $1,263,715   $  (13,979)
   INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                  228,544      669,621
  INTEREST INCOME                                          113,571      109,715
                                                        ----------   ----------
                                                         1,605,830      765,357

EXPENSES:
  BROKERAGE COMMISSIONS                                    169,709      198,188
  MANAGEMENT FEE                                            95,362      111,622
  PROFIT SHARE                                                   0            0
  OTHER ADMINISTRATIVE EXPENSES                              3,700        9,400
                                                        ----------   ----------
                                                           268,771      319,210

NET INCOME (LOSS)                                       $1,337,059   $  446,147

NET GAIN TO GENERAL PARTNER                             $   31,970   $    9,099

NET GAIN TO LIMITED PARTNER                             $1,305,089   $  437,048

CHANGE IN NET ASSET VALUE (ENTIRE YEAR)                 $   145.32   $    41.36



                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                           PART OF THE FINANCIAL STATEMENTS.

                            THE FUTURE FUND
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS

      FOR THE THREE MONTHS ENDED JAN 31, 2001 AND 2000 (UNAUDITED)


                                                  2001          2000
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                            1,337,059       446,147
 (INCREASE) DECREASE IN EQUITY IN COMMODITY
  FUTURES AND FORWARD TRADING ACCOUNTS          (980,398)     (240,114)
  INCREASE IN OTHER LIABILITIES                   43,900        15,368
                                               ---------       -------
       TOTAL FUNDS PROVIDED                      400,562       221,401


FUNDS APPLIED TO:
 REDEMPTION OF LIMITED PARTNERSHIP UNITS         400,562       221,401
 DECREASE IN OTHER LIABILITIES                         0
                                               ---------       -------
       TOTAL FUNDS APPLIED                       400,562       221,401


CHANGE IN CASH BALANCE                                (0)            0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                The Future Fund
                       (An Illinois Limited Partnership)

               Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended Jan 31, 2001

                                                   31-Jan-01      31-Oct-00

Ending Equity (Note A)                              9,593,516      8,657,018

NOTE A:

Ending equity at Jan 31,2001 is higher than ending equity at October 31, 2000 due to profitable trading during the period.




NOTE B:
                                              Three months      Three months
                                             ended 1/31/2001   ended 1/31/2000
Net Realized Trading Gains on Futures           1,263,715         (13,979)
and Forward Contracts



Net Realized Trading Gains on Futures and Forward Contracts for the three months ended 1/31/2001 is greater than net realized trading gains on futures and forward contracts for the three months ended contracts for the three months ended 1/31/00 due to more profitable trading during the period.

                                THE FUTURE FUND
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,2000, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31,2001 has been derived from the audited financial as of October 31, 2000. The interim financial statements do not include all the disclosures contained in the annual financial statement. The information furnished includes all adjustments which are in the opinion of management, necessary for a fair statements of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.