Form 10-Q
period 2001-04-30
FUTURE FUND
filed 2001-05-24
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                      04/30/2001     10/31/2000
                                                      (UNAUDITED)     (AUDITED)

Assets

Investment in affiliated general partnerships          6,031,852      4,074,893
Due from affiliated broker                             3,645,394      4,817,857
Other assets                                                   -         25,846
                                                      ----------     ----------
Total assets                                          $9,677,247     $8,918,596

LIABILITIES & PARTNERS' CAPITAL

Brokerage commissions                                     56,398         51,941
Redemptions payable                                       29,650        166,101
Management fees                                           31,806         29,160
Other                                                      9,023         14,376

                                                      ----------     ----------
Total liabilities                                        126,877        261,578


Partners' capital:


General Partner(220 units equivalents outstanding        240,700        204,351
at April 30,2001 and October 31 2000)
Limited Partners(8,509 and 9,100 units
outstanding at April 30,2001 and October 31 2000)      9,309,670      8,452,667
                                                      ----------     ----------
       TOTAL PARTNERS' EQUITY                          9,550,370      8,657,018
                                                      ----------     ----------
                                                      $9,677,247     $8,918,596
                                                      ==========     ==========

NET ASSET VALUE PER UNIT OUTSTANDING                  $ 1,094.09     $   928.87


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -2-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED APRIL 30, 2001 (UNAUDITED)


                                                  LIMITED          GENERAL
                                                  PARTNERS         PARTNER          TOTAL
                                                -----------      -----------     -----------
FUND EQUITY AT OCTOBER 31, 2000                 $ 8,452,667      $   204,351     $ 8,657,018
(9,100 LIMITED PARTNERSHIP UNITS)




REDEMPTION OF 591 LIMITED PARTNERSHIP UNITS        (623,962)               -        (623,962)

NET INCOME                                        1,480,965           36,348       1,517,314


                                                -----------      -----------     -----------
FUND EQUITY AT APR 30,2001                      $ 9,309,670      $   240,700     $ 9,550,370
(8,509 LIMITED PARTNERSHIP UNITS)









                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -3-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED APRIL 30,2001 AND 2000 (UNAUDITED)

REVENUES:                                                       2001           2000
  NET REALIZED TRADING GAINS( LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                            $ 742,953      $(404,763)
   CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                     (318,857)      (152,028)



  INTEREST INCOME                                               95,076        122,083
                                                             ---------      ---------
                                                               519,172       (434,708)

EXPENSES:
  BROKERAGE COMMISSIONS                                        173,339        188,277
  MANAGEMENT FEE                                                97,502        105,913
  PROFIT SHARE                                                  63,376              -
  OTHER ADMINISTRATIVE EXPENSES                                  4,700          6,400

NET INCOME (LOSS)                                            $ 180,255      $(735,298)

NET INCOME (LOSS) TO GENERAL PARTNER                         $   4,378      $ (15,360)

NET INCOME (LOSS) TO LIMITED PARTNER                         $ 175,877      $(719,938)

CHANGE IN NET ASSET VALUE FOR THE PERIOD                     $   19.90      $  (69.82)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -4-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000 (UNAUDITED)

REVENUES:                                                       2001             2000
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $ 2,006,668      $  (418,742)
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                       (90,313)         517,593
  INTEREST INCOME                                               208,647          231,799
                                                            -----------      -----------
                                                              2,125,002          330,650

EXPENSES:
  BROKERAGE COMMISSIONS                                         343,048          386,465
  MANAGEMENT FEE                                                192,864          217,535
  PROFIT SHARE                                                   63,376                -
  OTHER ADMINISTRATIVE EXPENSES                                   8,400           15,800
                                                            -----------      -----------
                                                                607,688          619,800

NET INCOME (LOSS)                                           $ 1,517,314      $  (289,150)

NET INCOME (LOSS) TO GENERAL PARTNER                        $    36,348      $    (6,261)

NET INCOME (LOSS) TO LIMITED PARTNER                        $ 1,480,965      $  (282,889)

CHANGE IN NET ASSET VALUE (FOR THE PERIOD)                  $    165.22      $    (28.46)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                      -4A-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED APR 30, 2001 AND 2000 (UNAUDITED)


                                                           2001          2000
CASH FLOW FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                      1,517,314     (289,150)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

DUE FROM AFFILIATED BROKER AND GENERAL PARTNERSHIPS       (758,651)     676,969
INCREASE IN OTHER LIABILITIES                             (134,701)      12,631
                                                         ---------     --------
       TOTAL FUNDS PROVIDED                                623,962      400,450


CASH FLOWS FROM FINANCING ACTIVITIES
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                   623,962      400,450
                                                         ---------     --------
       TOTAL FUNDS APPLIED                                 623,962      400,450


CHANGE IN CASH BALANCE                                           0            0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS
                                       -5-

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,2000, has been prepared by management without audit by Independent Auditors. The condensed Statement of Financial Condition as of April 30, 2001 has been derived from the audited financial as of October 31, 2000. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statements of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended April 30, 2001

                                                  30-Apr-01        31-Oct-00

Ending Equity (Note A)                            9,550,370        8,657,018

NOTE A:


Ending equity at April 30,2001 is higher than ending equity at October 31, 2000 due to profitable trading during the period. For the six month period ending April 30,2001, the Partnership's Net Asset Value per Unit increased from $928.87 at October 31, 2001 to $1,094.09 at April 30, 2001. The majority of the gains occurred from trading activities in November and December were the NAV increased by 14.5%.

NOTE B:

                                                 Three months      Three months
                                               ended 4/30/2001   ended 4/30/2000
Net Realized and Unrealized Trading Gains
(Losses) on Futures and Forward Contracts           424,096         (556,791)


Net realized and unrealized trading gains (Losses) on Futures and Forward Contracts for the three months ended 4/30/2001 is greater than net realized and unrealized trading gains (losses) on futures and forward contracts for the three months ended 4/30/2000 due to more profitable trading during the period.

NOTE C:

                                                 Six months         Six months
                                                ended 4/30/01     ended 4/30/00
Net Realized and Unrealized Trading Gains
(Losses) on Futures and Forward Contracts         1,916,355           98,851


Net realized and unrealized Trading Gains on Futures and Forward Contracts for the six months ended 4/30/2001 is greater than net realized and unrealized trading gains on futures and forward contracts for the six months ended 4/30/2000 due to more profitable trading during the period.