Form 10-Q
period 2001-07-31
FUTURE FUND
filed 2001-09-07
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

| |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           STATEMENTS OF FINANCIAL CONDITION



                                                                     7/30/01                 10/31/00
                                                                   (UNAUDITED)               (AUDITED)
ASSETS
Investments in affiliated general partnerships                     $6,181,114               $4,074,893
Due from affiliated broker                                          3,287,613                4,817,857
Other assets                                                                0                   25,846
                                                                   ----------               ----------
Total assets                                                       $9,468,727               $8,918,596

LIABILITIES & PARTNERS' CAPITAL

Brokerage commissions
                                                                   $   55,232                   51,941
Redemptions payable                                                    70,286                  166,101
Management fees                                                        31,202                   29,160
Other                                                                     441                   14,376
                                                                   ----------               ----------
Total liabilities                                                     157,161                  261,578


Partners' capital:


General Partner (220 units equivalents outstanding                    239,549                  204,351
at July 31,2001 and October 31, 2000)
Limited Partners (8,332 and 9,100 units
outstanding at June 30, 2001 and October 31, 2000)                  9,072,017                8,452,667
                                                                   ----------               ----------
       TOTAL PARTNERS' CAPITAL                                      9,311,566                8,657,018
                                                                   ----------               ----------
                                                                   $9,468,726               $8,918,596
                                                                   ==========               ==========

NET ASSET VALUE PER UNIT OUTSTANDING                               $ 1,088.86               $   928.87


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)


REVENUES:                                                                    2001                  2000
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
   FUTURES AND FORWARD CONTRACTS                                          $ (75,756)             $(316,827)
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
   ON OPEN FUTURES AND FORWARD CONTRACTS                                    229,977                (94,272)


  INTEREST INCOME                                                            69,853                123,089
                                                                          ---------              ---------
                                                                            224,074               (288,009)

EXPENSES:
  BROKERAGE COMMISSIONS                                                     168,039                173,351
  MANAGEMENT FEE                                                             94,733                 97,291
  PROFIT SHARE                                                                    0                      0
  OTHER ADMINISTRATIVE EXPENSES                                               6,300                  5,400

NET INCOME (LOSS)                                                         $ (44,998)             $(564,051)

NET INCOME (LOSS)TO GENERAL PARTNER                                       $  (1,151)             $ (12,206)

NET INCOME (LOSS)TO LIMITED PARTNER                                       $ (43,848)             $(551,846)

CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD                         $   (5.23)             $  (55.48)



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)


REVENUES:                                                                           2001                    2000
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                                $1,930,912             $ (735,569)
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                           139,664                423,322
  INTEREST INCOME                                                                   278,498                354,888
                                                                                 ----------             ----------
                                                                                  2,349,074                 42,641

EXPENSES:
  BROKERAGE COMMISSIONS                                                             511,087                559,816
  MANAGEMENT FEE                                                                    287,597                314,826
  PROFIT SHARE                                                                       63,376                     --
  OTHER ADMINISTRATIVE EXPENSES                                                      14,700                 21,200
                                                                                 ----------             ----------
                                                                                    876,760                895,842

NET INCOME (LOSS)                                                                $1,472,314             $ (853,201)

NET INCOME (LOSS) TO GENERAL PARTNER                                             $   35,198             $  (18,467)

NET INCOME (LOSS) TO LIMITED PARTNERS                                            $1,437,116             $ (834,734)

CHANGE IN NET ASSET VALUE  FOR THE PERIOD                                        $   159.99             $   (83.94)


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.


                                      -3A-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE NINE MONTHS ENDED JULY 31, 2001 (UNAUDITED)



                                                                LIMITED                 GENERAL
                                                                PARTNERS                PARTNER               TOTAL
                                                              -----------            -----------           -----------
PARTNERS CAPITAL AT OCTOBER 31, 2000                          $ 8,452,667            $   204,351           $ 8,657,018
(9,100 LIMITED PARTNERSHIP UNITS)



REDEMPTION OF 768 LIMITED PARTNERSHIP UNITS                      (817,766)                     0              (817,766)

NET INCOME                                                      1,437,116                 35,198             1,472,314
                                                              -----------            -----------           -----------
PARTNERS' CAPITAL AT JULY 31,2001                             $ 9,072,017            $   239,549           $ 9,311,566
(8,332 LIMITED PARTNERSHIP UNITS)




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)



                                                                                  2001                    2000
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                                            1,472,314                 (853,201)

 TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

DUE FROM AFFILIATED BROKER AND GENERAL PARTNERSHIPS                             (550,129)               1,685,511
INCREASE (DECREASE)  IN OTHER LIABILITIES                                       (104,417)                 180,000
                                                                              ----------               ----------
       TOTAL FUNDS PROVIDED                                                      817,768                1,012,310


CASH FLOWS FROM FINANCING ACTIVITIES
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                                         817,768                1,012,310
                                                                              ----------               ----------
       TOTAL FUNDS APPLIED                                                       817,768                1,012,310


CHANGE IN CASH BALANCE                                                                (0)                       0


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,2000, has been prepared by management without audit by Independent Auditors. The condensed Statement of Financial Condition as of July 31, 2001 has been derived from the audited financial as of October 31, 2000. The interim unaudited financial statements do not include all the disclosures contained in the annual audited financial statements. The information furnished includes necessary for a fair statements of results for the interim periods. Results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended July 31, 2001



                                                      July 31, 2001             31-Oct-2000
Ending Partners' Capital (Note A)                       9,311,566                8,657,018

NOTE A:

Ending capital at July 31,2001 is higher than ending capital at October 31, 2000 due to profitable trading during the period. For the nine month period ending July 31,2001, the Partnership's Net Asset Value per Unit increased from $928.87 at October 31, 2001 to $1,088.86 at July 31, 2001. The majority of the gains occurred from trading activities in November and December where the NAV increased by 14.5%.

NOTE B:


                                                                              Three months                  Three months
                                                                             ended 7/31/2001              ended 7/30/2000
Net Realized and Unrealized Trading Gains (Losses) on Futures
and Forward Contracts                                                            154,221                      (411,099)

Net realized and unrealized trading gains(Losses) on Futures and Forward Contracts for the three months ended 7/31/2001 is greater than net realized and unrealized trading gains(losses) on futures and forward contracts for the three months ended 7/31/2000 due to more profitable trading during the period.

NOTE C:


                                                                               Nine months                  Nine months
                                                                             ended 7/31/2001              ended 7/31/2000
Net Realized and Unrealized Trading Gains (Losses) on Futures                    2,070,576                     (312,247)
and Forward Contracts

Net realized and unrealized Trading Gains and (losses) on Futures and Forward Contracts for the nine months ended 7/31/2001 is greater than net realized and unrealized trading gains on futures and forward contracts for the nine months ended 7/31/2000 due to more profitable trading during the period.