Form 10-K405
period 2001-10-31
FUTURE FUND
filed 2002-01-24
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

               X   Annual Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
                                 [Fee Required]

                   For the Fiscal Year Ended: October 31, 2001

                     Transition Report Pursuant to Section 13
                 ---
                 or 15(d) of the Securities Exchange Act of 1934
                                [No Fee Required]

                         Commission File Number: 0-9202

                                 THE FUTURE FUND
            --------------------------------------------------------
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

          Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, Man Financial Inc. (formerly, E.D. & F. Man International Inc.) (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to a Customer Agreement. The Partnership conducts its forward contract trading through its affiliates, Man Capital L.L.C. and Man Financial Ltd., as well as other unaffiliated dealers pursuant to various Customer Account Agreements.

          The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $263,964 as of October 31, 2001.

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

          On April 1, 1996, the Partnership, pursuant to an exemption from the Commodity Futures Trading Commission (the "CFTC"), was permitted to cease trading on a stand-alone basis. On that date, the Partnership elected to continue to allocate a portion of its assets to managed accounts with commodity trading advisors and to trade the remaining assets through participation in a series of private general partnerships ("Account Partnerships") formed together with other pools of which the General Partner acts as general partner. Only pools of which the General Partner acts as general partner are permitted to participate in these Account Partnerships, and all such pools share pro rata in the profits and losses of the Account Partnerships based on the capital that each pool commits to each such Account Partnership. Because the Account Partnerships combine the assets of numerous pools, they make it possible for even the smaller pools to have access to a number of commodity trading advisors without need of meeting each commodity trading advisors' minimum account size requirements. Although the General Partner has agreed to various incremental accounting procedures, the operation of the Account Partnerships is effectively transparent to the Unitholders. Subsequent to December 1, 1997, substantially all of the Partnership's assets were allocated to the Account Partnerships.

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

          In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular futures contracts. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Partnership may trade on foreign commodity exchanges that are not subject to regulation by any United States government agency.

          (b) Financial information about industry segments. The Partnership's business constitutes only one segment for financial reporting purposes; speculative trading of futures, options on futures and forward contracts. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 2001 are set forth under "Item 6. Selected Financial Data."

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

          (b) Holders. As of November 1, 2001, there were 422 holders of Units.

          (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.

          The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 2001.

                                                 Fiscal            Fiscal             Fiscal             Fiscal            Fiscal
                                               Year Ended        Year Ended         Year Ended         Year Ended        Year Ended
                                               October 31,       October 31,        October 31,        October 31,       October 31,
                                                  2001              2000               1999               1998             1997
                                              ------------      ------------       ------------       ------------      ------------
Net gain (loss) on
  trading of futures
  and forward contracts                       $  3,411,109      $   (130,950)      $   (482,764)      $  2,170,135      $  2,385,992
  Interest income                                  319,986           471,942            433,133            612,846           685,611
                                              ------------      ------------       ------------       ------------      ------------

Total income                                     3,731,095           340,992            (49,631)         2,782,981         3,071,603
                                              ============      ============       ============       ============      ============


Brokerage commissions                              686,884           718,235            896,686            972,546         1,109,170

Management fees                                    386,975           403,524            505,109            544,528           556,956

Incentive fees                                     208,825                 0             21,155            367,066           430,609

Other                                               31,394            26,600             49,200             55,302            53,799
                                              ------------      ------------       ------------       ------------      ------------

Total expenses                                   1,314,078         1,148,359          1,472,150          1,939,442         2,150,534
                                              ============      ============       ============       ============      ============

Net income (loss)                             $  2,417,017      $   (807,367)      $ (1,521,781)      $    843,539      $    921,069
                                              ============      ============       ============       ============      ============

Net income (loss) allocated to:
  General Partner                             $     59,613      $    (17,420)      $    (30,133)      $     16,394      $     14,117
                                              ============      ============       ============       ============      ============

  Limited Partners                            $  2,357,404      $   (789,947)      $ (1,491,648)      $    827,145      $    906,952
                                              ============      ============       ============       ============      ============

Net income (loss) for a unit
  of partnership interest
  (for a unit outstand-
  ing throughout
  each year)                                  $     270.96      $     (79.19)      $    (136.96)      $      74.52      $      64.17
                                              ============      ============       ============       ============      ============

Total assets                                  $ 10,331,944      $  8,918,596       $ 11,083,035       $ 14,045,326      $ 15,019,983
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

Liquidity

          Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses that could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Generally, forward contracts can be closed out (offset) at the discretion of the Trading Advisor. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the Trading Advisors' investment strategies. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Results of Operations

          Operating results showed a profit for the fiscal year ended October 31, 2001, and a loss for the fiscal years ended October 31, 2000 and October 31,1999

          The Net Asset Value per Unit as of October 31, 2001, October 31, 2000 and October 31, 1999 was $1,199.83, $928.87 and $1,008.06,respectively.

          For fiscal year 2001, the Partnership's Net Asset Value per Unit increased from $928.89 at October 31, 2000 to $1,199.83 at October 31, 2001. This increase resulted in a 29.17% increase for the fiscal year. The majority of the gains resulted from trading activities in November and December where the Partnership's Net Asset Value per Unit increased 14.95%. Gains resulted during this period due to long positions in the IMM Euro dollar, IMM Swiss franc, IMM British pound and the Eurex E-bund. These gains resulted from the continued decline in the US dollar based on changed expectations of future levels of US interest rates.

          Additional profits were realized from short S&P 500 Index positions as the Index declined by over 12% due primarily to the continued weak US economy and the terrorist attacks against the US on September 11, 2001. The Partnership realized further gains in long agricultural positions.

          The Partnership experienced losses in long positions in fixed income instruments as global interest rates slightly increased during the year. Further losses were incurred in short precious metals positions as prices edged upwards. Such losses, however, were not enough to offset the Partnership's profits.

          For fiscal year 2000, the Partnership's Net Asset Value per Unit decreased from $1,008.06 at October 31, 1999 to $928.87 at October 31, 2000. This decline resulted in a 7.86% decrease for the fiscal year. The majority of the losses that occurred were from trading activities in June 2000 where the Partnership's Net Asset Value declined 3.91%. Short positions in the S&P 500 Index were unprofitable as the Index soared at the outset of June on weaker than expected US economic data. The weaker economic data generally warmed US markets and undermined the widely held view that the Federal Reserve would have to continue to act aggressively in order to cool the US economy. This news impacted a number of global bourses resulting in losses to short positions in some other key markets. Performance was particularly poor in the Nikkei 225 Index.

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

Item 11. Executive Compensation.

          The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties." herein. Man Financial Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business." Man Capital L.L.C. and Man Financial Ltd. act as the Partnership's forward dealer pursuant to the Customer Account Agreements described in "Item 1(a). General development of business."

          The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          (a) Security ownership of certain beneficial owners. The Partnership knows of no person who owns beneficially more than 5% of the Units.

          (b) Security ownership of management.

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $263,964 as of October 31, 2001, 2.61% of the Partnership's total equity.

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

          (b) Reports on Form 8-K

          The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 2001.

          (27) Financial Data Schedule

                                   SIGNATURES




          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 23rd day of January, 2002.

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

                               Title with
Signature                      General Partner                  Date
---------                      ---------------                  ----

/s/ Thomas M. Harte            President (chief operating       January 23, 2002
----------------------------   officer) and Director
    Thomas M. Harte

/s/ Ira Polk                   Chief Financial Officer          January 23, 2002
----------------------------   (principal accounting officer)
    Ira Polk                   and Director


/s/ Robert P.Schlossberg       Director                         January 23, 2002
----------------------------
    Robert P.Schlossberg


          (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                     General Partner of            January 23, 2002
 MANAGEMENT, INC.                 Registrant

By /s/ Thomas M. Harte
  --------------------------
       Thomas M. Harte
       President

Financial Statements

The Future Fund
(An Illinois Limited Partnership)

Years ended October 31, 2001, 2000, and 1999 with Report of Independent Auditors

                                 The Future Fund
                        (An Illinois Limited Partnership)

                              Financial Statements

                  Years ended October 31, 2001, 2000, and 1999




                                    CONTENTS

Report of Independent Auditors............................................1

Financial Statements

Statements of Financial Condition.........................................2
Statements of Operations..................................................3
Statements of Changes in Partners' Equity.................................4
Statements of Cash Flows..................................................5
Notes to Financial Statements.............................................6

                         Report of Independent Auditors

The Partners
The Future Fund

We have audited the accompanying statements of financial condition of The Future Fund (the Partnership) as of October 31, 2001 and 2000, the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Future Fund at October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.




Chicago, Illinois
December 7, 2001

                                 The Future Fund
                        (An Illinois Limited Partnership)

                        Statements of Financial Condition


                                                                                   OCTOBER 31
                                                                             2001             2000
                                                                       ------------------------------------
ASSETS
Investment in affiliated general partnerships                             $   5,463,508     $  4,074,893
Due from affiliated broker                                                    4,843,869        4,817,857
Other assets                                                                     24,567           25,846
                                                                       ------------------------------------
Total assets                                                              $  10,331,944     $  8,918,596
                                                                       ====================================

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Brokerage commissions                                                  $      60,262     $     51,941
   Redemptions payable                                                           39,439          166,101
   Management fees                                                               34,105           29,160
   Incentive fees                                                                91,719                -
   Other                                                                          1,397           14,376
                                                                       ------------------------------------
Total liabilities                                                               226,922          261,578

Partners' equity:
   Limited partners (8,202 and 9,100 units outstanding at October
     31, 2001 and 2000, respectively)                                         9,841,058        8,452,667
   General Partner (220 unit equivalents outstanding at
     October 31, 2001 and 2000)                                                 263,964          204,351
                                                                       ------------------------------------
Total partners' equity                                                       10,105,022        8,657,018
                                                                       ------------------------------------
Total liabilities and partners' equity                                    $  10,331,944     $  8,918,596
                                                                       ====================================

Net asset value per outstanding unit of partnership interest
                                                                          $    1,199.83     $     928.87
                                                                       ====================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                            Statements of Operations

                                                              YEAR ENDED OCTOBER 31
                                                      2001             2000            1999
                                                  ---------------------------------------------
INCOME (LOSS)
Net realized trading gains (losses) on closed
   contracts                                      $ 2,705,630      $  (613,398)     $   487,315
Change in net unrealized gains or losses on
   open contracts                                     705,479          482,448         (970,079)
                                                  ---------------------------------------------
                                                    3,411,109         (130,950)        (482,764)
Interest income                                       319,986          471,942          433,133
                                                  ---------------------------------------------
                                                    3,731,095          340,992          (49,631)

EXPENSES
Brokerage commissions                                 686,884          718,235          896,686
Management fees                                       386,975          403,524          505,109
Incentive fees                                        208,825                -           21,155
Other                                                  31,394           26,600           49,200
                                                  ---------------------------------------------
                                                    1,314,078        1,148,359        1,472,150
                                                  ---------------------------------------------
Net income (loss)                                 $ 2,417,017      $  (807,367)     $(1,521,781)
                                                  =============================================
Netincome (loss) for a unit of
   partnership interest (for a unit
   outstanding throughout each year):
     General Partner                              $    270.96      $    (79.19)     $   (136.96)
                                                  =============================================

     Limited Partners                             $    270.96      $    (79.19)     $   (136.96)
                                                  =============================================

Net income (loss) allocated to:
   General Partner                                $    59,613      $   (17,420)     $   (30,133)
                                                  =============================================

   Limited Partners                               $ 2,357,404      $  (789,947)     $(1,491,648)
                                                  =============================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Statements of Changes in Partners' Equity

                  Years ended October 31, 2001, 2000, and 1999


                                                           LIMITED            GENERAL
                                                           PARTNERS           PARTNER           TOTAL
                                                         -------------------------------------------------
Partners' equity at October 31, 1998                      $13,515,710         $251,904        $13,767,614
Redemption of 1,195 units of limited
   partnership interest                                    (1,329,693)               -         (1,329,693)
Net loss                                                   (1,491,648)         (30,133)        (1,521,781)
                                                         -------------------------------------------------
Partners' equity at October 31, 1999                       10,694,369          221,771         10,916,140
Redemption of 1,509 units of limited
   partnership interest                                    (1,451,755)               -         (1,451,755)
Net loss                                                     (789,947)         (17,420)          (807,367)
                                                         -------------------------------------------------
Partners' equity at October 31, 2000                        8,452,667          204,351          8,657,018
Redemption of 898 units of limited partnership
   interest                                                  (969,013)               -           (969,013)
Net income                                                  2,357,404           59,613          2,417,017
                                                         -------------------------------------------------
Partners' equity at October 31, 2001                      $ 9,841,058         $263,964        $10,105,022
                                                         =================================================

See accompanying notes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                            Statements of Cash Flows


                                                                      YEAR ENDED OCTOBER 31
                                                             2001              2000             1999
                                                         -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ 2,417,017       $  (807,367)     $(1,521,781)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Change in assets and liabilities:
       Due from affiliated broker                             (26,012)          652,878        2,712,244
       Other assets                                             1,279           (25,846)               -
       Investment in affiliated general partnerships
                                                           (1,388,615)        1,537,407          250,047
       Brokerage commissions                                    8,321           (12,414)         (17,457)
       Management fees                                          4,945            (7,181)          (9,693)
       Incentive fees                                          91,719                 -          (83,648)
       Other liabilities                                      (12,979)          (36,309)          30,268
                                                         -------------------------------------------------
Net cash provided by operating activities                   1,095,675         1,301,168        1,359,980

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership interests
                                                           (1,095,675)       (1,301,168)      (1,359,980)
                                                         -------------------------------------------------
Net cash used in financing activities                      (1,095,675)       (1,301,168)      (1,359,980)
                                                         -------------------------------------------------
Net change in cash                                                  -                 -                -
Cash at beginning of year                                           -                 -                -
                                                         -------------------------------------------------
Cash at end of year                                       $         -       $         -      $         -
                                                         =================================================


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the underlying partnerships. The underlying partnerships value their financial instruments on a mark-to-market basis of accounting. The income (loss) from investments in affiliated general partnerships are presented in the statements of operations on a pro rata basis.

DUE FROM AFFILIATED BROKER

Due from affiliated broker consists of balances, including interest receivable, due from Man Financial Inc. (Man) (formerly E.D. & F. Man International Inc.), an affiliate of the General Partner. Man pays the Partnership interest on the Partnership's daily balance at a rate generally equal to 90% of the published 90-day U.S. Treasury bill rate.

Man is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant and is a member of the National Futures Association, an industry self-regulatory agency. Man is also registered with the Securities and Exchange Commission (SEC) and National Association of Securities Dealers, Inc. (NASD) as a securities broker-dealer.

INCOME RECOGNITION

Realized and unrealized trading gains and losses on futures, options on futures, and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized in the current period. All trading activities are accounted for on a trade-date basis.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets, liabilities, gains and losses denominated in foreign currencies are translated at the end of the period spot exchange rates. The resulting net realized and unrealized foreign exchange gains and losses are not material and are reflected in trading gains (losses) in the statements of operations.

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



3.  LIMITED PARTNERSHIP AGREEMENT (CONTINUED)

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

4.  INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

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

A separate General Partnership is utilized for each Commodity Trading Advisor (Trading Advisor) that the General Partner selects to trade Partnership assets. An affiliate of the General Partner is the Trading Advisor for Heinold General Partnership III. Under the terms of its management contract, each Trading Advisor has sole responsibility for determining the General Partnership's trades. As compensation for these services, each Trading Advisor receives a monthly management fee based on a percentage of the Partnership's month-end assets, as defined in the offering document. Each Trading Advisor also receives a quarterly or annual incentive fee based on a percentage of new trading profits, as defined in the offering document. The incentive fee is retained by a Trading Advisor even when trading losses, as defined in the offering document, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the General Partnership. At October 31, 2001, there were no carryforward losses related to the Partnership for incentive fee purposes.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)



4.  INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

At October 31, 2001, investments in General Partnerships were as follows:

                                                             ALLOCATED ASSETS
                                               -------------------------------------------
                                                               ADDITIONAL                     PROFIT
                                                               COMMITTED                    ALLOCATION
            GENERAL PARTNERSHIP                 INVESTMENT      CAPITAL           TOTAL     PERCENTAGE
--------------------------------------------------------------------------------------------------------
Heinold General Partnership Account III         $2,456,876    $   457,201     $  2,914,077     46.54%
Heinold General Partnership Account V            1,274,212      2,379,565        3,653,777     46.54
Heinold General Partnership Account XI           1,732,420      1,931,332        3,663,752     46.54
                                               --------------------------------------------
                                                $5,463,508     $4,768,098      $10,231,606
                                               ============================================

At October 31, 2000, investments in General Partnerships were as follows:

                                                             ALLOCATED ASSETS
                                               -------------------------------------------
                                                               ADDITIONAL                     PROFIT
                                                               COMMITTED                    ALLOCATION
            GENERAL PARTNERSHIP                 INVESTMENT      CAPITAL           TOTAL     PERCENTAGE
--------------------------------------------------------------------------------------------------------
Heinold General Partnership Account I
                                                $1,363,676    $   812,298     $  2,175,974     46.03%
Heinold General Partnership Account II
                                                   109,578        570,707          680,285     46.03
Heinold General Partnership Account III
                                                 1,470,830        608,394        2,079,224     46.03
Heinold General Partnership Account V
                                                   599,352      1,468,499        2,067,851     46.03
Heinold General Partnership Account XI
                                                   531,457      1,213,106        1,744,563     46.03
                                               --------------------------------------------
                                                $4,074,893     $4,673,004     $  8,747,897
                                               ============================================

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)



4.  INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2001:

                                                       NET UNREALIZED
           HEINOLD GENERAL         DUE FROM          GAIN (LOSS) ON OPEN
             PARTNERSHIP       AFFILIATED BROKER          CONTRACTS             TOTAL
------------------------------------------------------------------------------------------
                III                 $4,745,192           $   534,161        $  5,279,353
                  V                  2,476,644               261,392           2,738,036
                 XI                  2,640,196             1,082,440           3,722,636

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2000:


                                                        NET UNREALIZED
           HEINOLD GENERAL         DUE FROM          GAIN (LOSS) ON OPEN
             PARTNERSHIP       AFFILIATED BROKER          CONTRACTS            TOTAL
------------------------------------------------------------------------------------------
                  I                 $2,826,650              $136,073        $  2,962,723
                 II                    240,471                (2,401)            238,070
                III                  3,056,621               138,903           3,195,524
                  V                  1,255,151                46,999           1,302,150
                 XI                  1,050,357               104,287           1,154,644


The General Partnerships incur no expenses. Each General Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for all of the General Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements. Forward contracts are entered into on an arm's-length basis with Man Financial Ltd. (formerly Man International Ltd.), an affiliate of the General Partner.

                                 The Future Fund
                        (An Illinois Limited Partnership)

                    Notes to Financial Statements (continued)



5.  AGREEMENTS

The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of 0.5833% (7% annually) of the Partnership's month-end net assets, as defined, plus NFA fees and related give-up charges.

The Partnership pays HAMI a monthly management fee of 0.333% (4% annually) of the Partnership's month-end net assets, as defined in the offering document. HAMI, in turn, pays each Trading Advisor of the General Partnerships at a rate of up to 4%. The Partnership pays the Trading Advisors a quarterly and annual incentive fee of 20% of the Partnership's new trading profits, as defined in the offering document.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

The General Partnerships trade derivative financial instruments. Derivative financial instruments involve varying degrees of market risk, whereby changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of the amounts reflected in the summarized financial information of each respective General Partnership in Note 4.

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






Heinold Asset Management, Inc.
(Commodity Pool Operator)
The Future Fund







---------------------------------            -----------------------------------
Ira Polk                                     Date
Chief Financial Officer