Form 10-Q
period 2002-01-31
FUTURE FUND
filed 2002-03-12
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

                           STATEMENTS OF FINANCIAL CONDITION

                                                              01/31/2002    10/31/2001
                                                              (UNAUDITED)    (AUDITED)
ASSETS

Investments in affiliated general partnerships                $ 4,549,221   $ 5,463,508
Due from affiliated broker                                      4,290,404     4,843,869
Other assets                                                            0        24,567
                                                              -----------   -----------
Total assets                                                  $ 8,839,625   $10,331,944

LIABILITIES & PARTNERS' CAPITAL

Brokerage commissions                                         $    51,417        60,262
Redemptions payable                                                59,144        39,439
Management fees                                                    29,058        34,105
Incentive fees                                                          0        91,719
Other                                                              25,269         1,397
                                                              -----------   -----------
Total liabilities                                                 164,888       226,922

Partners' capital:

General Partner (220 units equivalents outstanding                230,417       263,964
at January 31,2002 and October 31 2001)
Limited Partners (8,063 and 8,202 units
outstanding at June 30, 2001 and October 31, 2000)              8,444,320     9,841,058
                                                              -----------   -----------
       TOTAL PARTNERS' CAPITAL                                  8,674,737    10,105,022
                                                              -----------   -----------
                                                              $ 8,839,625   $10,331,944
                                                              ===========   ===========

NET ASSET VALUE PER UNIT OUTSTANDING                          $  1,047.35   $  1,199.83



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JAN 31, 2002 and 2001 (UNAUDITED)

REVENUES:                                                         2001           2000

  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                          $  (376,481)   $ 1,263,715
   CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                     (766,380)       228,544

  INTEREST INCOME                                               30,697        113,571
                                                           -----------    -----------
                                                            (1,112,165)     1,605,831

EXPENSES:
  BROKERAGE COMMISSIONS                                        158,723        169,709
  MANAGEMENT FEE                                                88,954         95,362
  PROFIT SHARE                                                 (91,719)             0
  OTHER ADMINISTRATIVE EXPENSES                                 12,094          3,700
                                                           -----------    -----------
NET INCOME (LOSS)                                          $(1,280,216)   $ 1,337,059

NET INCOME (LOSS) TO GENERAL PARTNER                       $   (33,547)   $    31,970

NET INCOME (LOSS) TO LIMITED PARTNER                       $(1,246,669)   $ 1,305,089

CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD          $   (152.48)   $    145.32



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE THREE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)


                                                LIMITED         GENERAL
                                                PARTNERS        PARTNER          TOTAL
                                              ------------    ------------    ------------
PARTNERS CAPITAL AT OCTOBER 31, 2001          $  9,841,058    $    263,964    $ 10,105,022

(8,202 LIMITED PARTNERSHIP UNITS)


REDEMPTION OF 139 LIMITED PARTNERSHIP UNITS       (150,069)              0        (150,069)

NET INCOME                                      (1,246,669)        (33,547)     (1,280,216)


                                              ------------    ------------    ------------
PARTNERS' CAPITAL AT JAN 31,2002              $  8,444,320    $    230,417    $  8,674,737
(8,063 LIMITED PARTNERSHIP UNITS)


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED JAN 31, 2002 AND 2001 (UNAUDITED)


                                                          2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                   (1,280,216)    1,337,059

 TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

DUE FROM AFFILIATED BROKER AND GENERAL PARTNERSHIPS    1,492,320      (980,398)
INCREASE (DECREASE)  IN OTHER LIABILITIES                (62,034)       43,900
                                                      ----------     ---------
       TOTAL FUNDS PROVIDED                              150,069       400,561


CASH FLOWS FROM FINANCING ACTIVITIES
 REDEMPTION OF LIMITED PARTNERSHIP UNITS                 150,069       400,561
                                                      ----------     ---------
       TOTAL FUNDS APPLIED                               150,069       400,561


CHANGE IN CASH BALANCE                                         0             0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The financial information included herein, other than the condensed Statement of Financial Condition as of October 31,2001, has been prepared by management without audit by Independent Auditors. The condensed Statement of Financial Condition as of Jan 31, 2002 has been derived from the audited financial as of October 31, 2001. The interim unaudited financial statements do not include all the disclosures contained in the annual audited financial statements. The information furnished includes necessary for a fair statements of results for the interim periods. Results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the three months ended Jan 31, 2002

                                              January 31, 2002    31-Oct-2001

Ending Partners' Capital (Note A)                8,674,737         10,105,022

NOTE A:

                     $

Ending capital at Jan 31, 2002 is lower than ending capital at October 31, 2001 due to unprofitable trading and redemptions during the period. For the three month period ending January 31, 2001, the Partnership's Net Asset Value per Unit decreased from $1,199.83 at October 31, 2002 to $1,047.35 at October 31, 2002. The majority of the losses occurred from trading activities in November where the NAV decreased by 8.49%.


NOTE B:
                                               Three months     Three months
                                              ended 1/31/2002  ended 1/31/2001

Net Realized and Unrealized Trading Gains
(Losses) on Futures and Forward Contracts        (1,142,861)      1,492,259


Net realized and unrealized trading gains (Losses) on Futures and Forward Contracts for the three months ended 1/31/2002 is less than net realized and unrealized trading gains (losses) on futures and forward contracts for the three months ended 1/31/2001 due to less profitable trading during the period.