Form 10-Q
period 2002-04-30
FUTURE FUND
filed 2002-05-29
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---              SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                       04/30/02        10/31/01
                                                                      (UNAUDITED)      (AUDITED)

ASSETS

Investments in affiliated general partnerships                        $ 4,621,408     $ 5,463,508
Due from affiliated broker                                              3,585,913       4,843,869
Other assets                                                                    -          24,567
                                                                      -----------     -----------
Total assets                                                          $ 8,207,321     $10,331,944


LIABILITIES & PARTNERS' CAPITAL

Brokerage commissions                                                 $    47,832          60,262
Redemptions payable                                                        60,168          39,439
Management fees                                                            27,079          34,105
Incentive fees                                                                  0          91,719
Other                                                                       7,534           1,397
                                                                      -----------     -----------
Total liabilities                                                         142,613         226,922


Partners' capital:

General Partner (220 unit equivalents outstanding                         218,359         263,964
at April 30,2002 and October 31, 2001)
Limited Partners (7,905 and 8,202 units
outstanding at April 30, 2002 and October 31, 2001, respectively)       7,846,349       9,841,058
                                                                      -----------     -----------
       TOTAL PARTNERS' CAPITAL                                          8,064,708      10,105,022
                                                                      -----------     -----------
                                                                      $ 8,207,321     $10,331,944
                                                                      ===========     ===========


NET ASSET VALUE PER UNIT OUTSTANDING                                  $    992.54     $  1,199.83


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 30, 2002 and 2001 (UNAUDITED)

REVENUES:                                                      2002           2001
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $(384,374)     $ 742,953
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                     144,388       (318,857)


  INTEREST INCOME                                              21,829         95,076
                                                            ---------      ---------
                                                             (218,157)       519,173

EXPENSES:
  BROKERAGE COMMISSIONS                                       145,958        173,339
  MANAGEMENT FEE                                               82,350         97,502
  PROFIT SHARE                                                      0         63,376
  OTHER ADMINISTRATIVE EXPENSES                                 6,200          4,700
                                                            ---------      ---------

NET INCOME (LOSS)                                           $(452,665)     $ 180,255

NET INCOME (LOSS) TO GENERAL PARTNER                        $ (12,058)     $   4,378

NET INCOME (LOSS) TO LIMITED PARTNER                        $(440,607)     $ 175,877


CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD           $  (54.81)     $   19.90




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED APRIL 30, 2002 and 2001 (UNAUDITED)

REVENUES:                                                       2002             2001
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $  (760,855)     $ 2,006,668
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                      (621,992)         (90,313)


  INTEREST INCOME                                                52,525          208,647
                                                            -----------      -----------
                                                             (1,330,322)       2,125,003

EXPENSES:
  BROKERAGE COMMISSIONS                                         304,682          343,047
  MANAGEMENT FEE                                                171,303          192,864
  PROFIT SHARE                                                  (91,719)          63,376
  OTHER ADMINISTRATIVE EXPENSES                                  18,294            8,400
                                                            -----------      -----------
                                                                402,560          607,687

NET INCOME (LOSS)                                           $(1,732,883)     $ 1,517,316

NET INCOME (LOSS) TO GENERAL PARTNER                        $   (33,547)     $    36,348

NET INCOME (LOSS) TO LIMITED PARTNER                        $(1,699,336)     $ 1,480,968

CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD           $   (207.29)     $    165.22



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                      -3A-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED APRIL 30, 2002 (UNAUDITED)


                                                   LIMITED          GENERAL
                                                   PARTNERS         PARTNER             TOTAL
                                                ------------------------------------------------
PARTNERS' CAPITAL AT OCTOBER 31, 2001           $  9,841,058      $    263,964      $ 10,105,022
(8,202 LIMITED PARTNERSHIP UNITS)



REDEMPTION OF 297 LIMITED PARTNERSHIP UNITS         (307,434)                0          (307,434)

NET INCOME                                        (1,687,275)          (45,605)       (1,732,880)


                                                ------------------------------------------------
PARTNERS' CAPITAL AT APRIL 30,2002              $  7,846,349      $    218,359      $  8,064,708
(7,905 LIMITED PARTNERSHIP UNITS)               ================================================







                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)


                                                          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                   (1,732,883)    1,517,314
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

DUE FROM AFFILIATED BROKER AND GENERAL PARTNERSHIPS    2,124,623      (758,651)
INCREASE (DECREASE)  IN OTHER LIABILITIES                (84,307)     (134,701)
                                                      ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                307,433       623,962


CASH FLOWS FROM FINANCING ACTIVITIES
  REDEMPTION OF LIMITED PARTNERSHIP UNITS               (307,433)     (623,962)
                                                      ------------------------
NET CASH UNSED IN FINANCING ACTIVITIES                  (307,433)     (623,962)


CHANGE IN CASH BALANCE                                         0             0




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements of the Future Fund ("the Fund) included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Funds for the interim periods presented and are not necessarily indicative of a full year's results.

In preparing the unaudited interim condensed financials statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the Fund audited financial statements included in the Fund audited financial statements for the year ended October 31,2001., from which the accompanying Statement of Financial Condition was derived.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of Financial Condition, and operating results for the six months ended April 30, 2002

                                                                  April 30, 2002      31-Oct-2001
Ending Partners' Capital (Note A)                                    8,064,708         10,105,022


NOTE A:


Ending capital at April 30,2002 is lower than ending capital at October
31, 2002 due to unprofitable trading and redemptions during the period. For the six month period ending April 30,2003, the Partnership's Net Asset Value per Unit decreased from $1,199.83 at October 31, 2001 to $992.54 at April 30, 2002. The majority of the losses occurred from trading activities in November where the NAV decreased by 8.49%.


NOTE B:

                                                                     Six months        Six months
                                                                  ended 4/30/2002    ended 4/30/2002
Net Realized and Unrealized Trading Gains (Losses) on Futures
and Forward Contracts                                               (1,382,847)         1,916,355
Interest income                                                         52,525            208,647


Net realized and unrealized trading gains (losses) on Futures and Forward Contracts for the six months ended 4/30/2002 is less than net realized and unrealized trading gains (losses) on futures and forward contracts for the six months ended 4/30/2001 due to less profitable trading during the period.

Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $156,000 for the six months ended April 30,2002 as compared to corresponding period in 2001.

Additionally, interest income decreased from lower overall investment in U.S. Treasury bills due to the effect of redemptions and unfavorable trading performance during the six months ended April 30, 2002.

NOTE C:

                                                                     Three months       Three months
                                                                   ended 4/30/2002    ended 4/30/2002
Net Realized and Unrealized Trading Gains (Losses) on Futures
and Forward Contracts                                                 (239,986)           424,096


Net realized and unrealized trading gains (Losses) on Futures and Forward Contracts for the three months ended 4/30/2002 is less than net realized and unrealized trading gains (losses) on futures and forward contracts for the three months ended 4/30/2001 due to less profitable trading during the period.