Form 10-Q/A
period 2002-07-31
FUTURE FUND
filed 2002-09-13
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-9202

                                 THE FUTURE FUND
             (Exact name of registrant as specified in its charter)

State of jurisdiction or incorporation (Illinois)

IRS EMPLOYER ID NO. #36-3033727
C/O HEINOLD ASSET MANAGEMENT INC.
ONE FINANCIAL PLACE
440 S. LASALLE ST-21 FLOOR
CHICAGO ILLINOIS 60605
PHONE NUMBER 663-7500

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                       07/31/02        10/31/01
                                                                     (UNAUDITED)      (AUDITED)
ASSETS


Investments in affiliated general partnerships                       $ 6,013,754     $ 5,463,508
Due from affiliated broker                                             3,244,980       4,843,869
Other assets                                                              10,061          24,567
                                                                     -----------     -----------
Total assets                                                         $ 9,268,795     $10,331,944

LIABILITIES & PARTNERS' CAPITAL

Brokerage commissions                                                     54,040          60,262
Redemptions payable                                                      277,590          39,439
Management fees                                                           30,559          34,105
Incentive fees                                                            27,677          91,719
Other liabilities                                                          4,737           1,397

                                                                     -----------     -----------
Total liabilities                                                        394,603         226,922


Partners' capital:


General Partner (220 unit equivalents outstanding                        250,358         263,964
at July 31,2002 and October 31, 2001)
Limited Partners (7,578 and 8,202 units
outstanding at July 31, 2002 and October 31, 2001, respectively)       8,623,834       9,841,058
                                                                     -----------     -----------

       TOTAL PARTNERS' CAPITAL                                         8,874,192      10,105,022
                                                                     -----------     -----------
                                                                     $ 9,268,795     $10,331,944
                                                                     ===========     ===========

NET ASSET VALUE PER UNIT OUTSTANDING                                 $  1,137.99     $  1,199.83


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -2-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JULY 31, 2002 and 2001 (UNAUDITED)

REVENUES:                                                      2002           2001
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $1,180,877     $  (75,756)
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                      244,177        229,977


  INTEREST INCOME                                               24,457         69,854
                                                            ----------     ----------
                                                             1,449,511        224,075

EXPENSES:
  BROKERAGE COMMISSIONS                                        154,786        168,039
  MANAGEMENT FEE                                                87,436         94,733
  INCENTIVE FEE                                                 27,677              0
  OTHER ADMINISTRATIVE EXPENSES                                  4,200          6,300
                                                            ----------     ----------



NET INCOME (LOSS)                                           $1,175,412     $  (44,997)

NET INCOME (LOSS) TO GENERAL PARTNER                        $   31,999     $   (1,151)

NET INCOME (LOSS) TO LIMITED PARTNER                        $1,143,413     $  (43,846)


CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD           $   145.45     $    (5.23)





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -3-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 2002 and 2001 (UNAUDITED)

REVENUES:                                                       2002             2001
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $   420,023      $ 1,930,912
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                      (377,815)         139,664


  INTEREST INCOME                                                76,980          278,498
                                                            -----------      -----------
                                                                119,188        2,349,074

EXPENSES:
  BROKERAGE COMMISSIONS                                         459,468          511,087
  MANAGEMENT FEE                                                258,739          287,597
  INCENTIVE FEE                                                 (64,042)          63,376
  OTHER ADMINISTRATIVE EXPENSES                                  22,494           14,700
                                                            -----------      -----------
                                                                676,659          876,760

NET INCOME (LOSS)                                           $  (557,471)     $ 1,472,314

NET INCOME (LOSS) TO GENERAL PARTNER                        $   (13,606)     $    35,198

NET INCOME (LOSS) TO LIMITED PARTNER                        $  (543,865)     $ 1,437,116

CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD           $    (61.84)     $    159.99



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                      -3A-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE NINE MONTHS ENDED JULY 31, 2002 (UNAUDITED)


                                                   LIMITED           GENERAL
                                                  PARTNERS           PARTNER            TOTAL
                                                ------------      ------------      ------------
PARTNERS' CAPITAL AT OCTOBER 31, 2001           $  9,841,058      $    263,964      $ 10,105,022
(8,202 LIMITED PARTNERSHIP UNITS)



REDEMPTION OF 624 LIMITED PARTNERSHIP UNITS         (673,359)                0          (673,359)

NET INCOME                                          (543,865)          (13,606)         (557,471)


                                                ------------------------------------------------
PARTNERS' CAPITAL AT JULY 31,2002               $  8,623,834      $    250,358      $  8,874,192
(7,578 LIMITED PARTNERSHIP UNITS)               ================================================






                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -4-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)


                                                            2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                        (557,471)      1,472,314
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

DUE FROM AFFILIATED BROKER AND GENERAL PARTNERSHIPS       1,063,149        (550,129)
INCREASE (DECREASE) IN BROKERAGE COMMISSION PAYABLES         (6,222)          3,291
INCREASE (DECREASE) IN  REDEMPTION PAYABLES                 238,151         (95,815)
INCREASE (DECREASE) IN  MANAGEMENT FEE PAYABLES              (3,546)          2,042
DECREASE IN INCENTIVE FEE PAYABLE                           (64,042)              0
INCREASE (DECREASE) IN ACCRUED EXPENSES                       3,340         (13,935)
                                                          --------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES         673,359         817,768


CASH FLOWS FROM FINANCING ACTIVITIES
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                  (673,359)       (817,768)
                                                          --------------------------


NET CASH USED IN FINANCING ACTIVITIES                      (673,359)       (817,768)


CHANGE IN CASH BALANCE                                           (0)              0




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS
                                       -5-

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FORM 10-Q FINANCIAL STATEMENTS

The unaudited interim condensed financial statements of The Future Fund ("the Fund") included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of financial position, results of operations and cash flows of the Fund for the interim periods presented and are not necessarily indicative of a full year's results.

In preparing the unaudited interim condensed financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the Fund's audited financial statements for the year ended October 31, 2001, from which the accompanying Statement of Financial Condition was derived.

The Future Fund
(An Illinois Limited Partnership)

Notes to Form 10-Q Financial Statements, Continued

Item 2, Management's discussion and analysis of financial condition, and operating results for the nine months ended July 31, 2002

                                                                                July 31, 2002                 31-Oct-2001
Ending Partners' Capital (Note A)                                                  $8,874,192                 $10,105,022

NOTE A:


Ending capital at July 31,2002 is lower than ending capital at October
31, 2001 due to unprofitable trading and redemptions during the period. For the nine month period ending July 31,2002, the Partnership's Net Asset Value per Unit decreased from $1,199.83 at October 31, 2001 to $1,137.99 at July 31, 2002. The majority of the losses occurred from trading activities in November where the NAV decreased by 8.49%. These losses were offset by profitable trading activities for the quarter end July 31, 2002 where the NAV increased by 14.65%


NOTE B:

                                                                             Nine months                      Nine months
                                                                         ended July 31, 2002              ended July 31, 2001
Net Realized and Unrealized Trading Gains on Futures
and Forward Contracts                                                                  42,208                   2,070,576
Interest income                                                                        76,980                     278,498


Net realized and unrealized trading gains on Futures and Forward Contracts for the nine months ended July 31, 2002 is less than net realized and unrealized trading gains on futures and forward contracts for the nine months ended July 31, 2001 due to less profitable trading during the period.

Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds.

Interest income from U.S. Treasury bills decreased by $201,518 for the nine months ended July 31,2002 as compared to corresponding period in 2001.

Additionally, interest income decreased from lower overall investment in U.S. Treasury bills due to the effect of redemptions and unfavorable trading performance during the nine months ended July 31, 2002.

NOTE C:

                                                                            Three months                     Three months
                                                                        ended July 31, 2002              ended July 31, 2001
Net Realized and Unrealized Trading Gains on Futures
and Forward Contracts                                                               1,425,054                     154,221


Net realized and unrealized trading gains on Futures and Forward Contracts for the three months ended July 31, 2002 is greater than net realized and unrealized trading gains on futures and forward contracts for the three months ended July 31, 2001 due to more profitable trading during the period.


                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of September, 2002.

                                     THE FUTURE FUND

                                     By HEINOLD ASSET MANAGEMENT, INC.
                                        General Partner

                                     By /s/ Thomas M. Harte
                                        ---------------------------
                                        Thomas M. Harte
                                        President and Chief Executive Officer

                                     By /s/ Ira Polk
                                        ---------------------------
                                        Ira Polk
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Future Fund (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Harte, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Thomas M. Harte



Thomas M. Harte
Chief Executive Officer
September 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Future Fund (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ira Polk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ira Polk



Ira Polk
Chief Financial Officer
September 11, 2002