Form 10-Q
period 2002-07-31
FUTURE FUND
filed 2002-09-13
CIK 277807

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                       07/31/02        10/31/01
                                                                     (UNAUDITED)      (AUDITED)
ASSETS


Investments in affiliated general partnerships                       $ 6,013,754     $ 5,463,508
Due from affiliated broker                                             3,244,980       4,843,869
Other assets                                                              10,061          24,567
                                                                     -----------     -----------
Total assets                                                         $ 9,268,795     $10,331,944

LIABILITIES & PARTNERS' CAPITAL

Brokerage commissions                                                     54,040          60,262
Redemptions payable                                                      277,590          39,439
Management fees                                                           30,559          34,105
Incentive fees                                                            27,677          91,719
Other                                                                      4,737           1,397

                                                                     -----------     -----------
Total liabilities                                                        394,603         226,922


Partners' capital:


General Partner (220 unit equivalents outstanding                        250,358         263,964
at July 31,2002 and October 31, 2001)
Limited Partners (7,578 and 8,202 units
outstanding at July 31, 2002 and October 31, 2001, respectively)       8,623,834       9,841,058
                                                                     -----------     -----------

       TOTAL PARTNERS' CAPITAL                                         8,874,192      10,105,022
                                                                     -----------     -----------
                                                                     $ 9,268,795     $10,331,944
                                                                     ===========     ===========

NET ASSET VALUE PER UNIT OUTSTANDING                                 $  1,137.99     $  1,199.83


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -2-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JULY 31, 2002 and 2001 (UNAUDITED)

REVENUES:                                                      2002           2001
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $1,180,877     $  (75,756)
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                      244,177        229,977


  INTEREST INCOME                                               24,457         69,854
                                                            ----------     ----------
                                                             1,449,511        224,075

EXPENSES:
  BROKERAGE COMMISSIONS                                        154,786        168,039
  MANAGEMENT FEE                                                87,436         94,733
  PROFIT SHARE                                                  27,677              0
  OTHER ADMINISTRATIVE EXPENSES                                  4,200          6,300
                                                            ----------     ----------



NET INCOME (LOSS)                                           $1,175,412     $  (44,997)

NET INCOME (LOSS) TO GENERAL PARTNER                        $   31,999     $   (1,151)

NET INCOME (LOSS) TO LIMITED PARTNER                        $1,143,413     $  (43,848)


CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD           $   145.45     $    (5.23)





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -3-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 2002 and 2001 (UNAUDITED)

REVENUES:                                                       2002             2001
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                           $   420,023      $ 1,930,912
  CHANGE IN NET UNREALIZED APPRECIATION OR DEPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                      (377,815)         139,664


  INTEREST INCOME                                                76,980          278,498
                                                            -----------      -----------
                                                                119,188        2,349,074

EXPENSES:
  BROKERAGE COMMISSIONS                                         459,468          511,087
  MANAGEMENT FEE                                                258,739          287,597
  PROFIT SHARE                                                  (64,042)          63,376
  OTHER ADMINISTRATIVE EXPENSES                                  22,494           14,700
                                                            -----------      -----------
                                                                676,659          876,760

NET INCOME (LOSS)                                           $  (557,471)     $ 1,472,314

NET INCOME (LOSS) TO GENERAL PARTNER                        $  (543,865)     $    35,198

NET INCOME (LOSS) TO LIMITED PARTNER                        $   (13,606)     $ 1,437,116

CHANGE IN NET ASSET VALUE PER UNIT FOR THE PERIOD           $    (61.84)     $    159.99



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
(7,578 LIMITED PARTNERSHIP UNITS)               ================================================






                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                       -4-

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)


                                                            2002            2,001
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                        (557,471)      1,472,314
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

DUE FROM AFFILIATED BROKER AND GENERAL PARTNERSHIPS       1,063,149        (550,129)
INCREASE (DECREASE) IN BROKERAGE COMMISSION PAYABLES         (6,222)          3,291
INCREASE (DECREASE) IN  REDEMPTION PAYABLES                 238,151         (95,815)
INCREASE (DECREASE) IN  MANAGEMENT FEE PAYABLES              (3,546)          2,042
DECREASE IN INCENTIVE FEE PAYABLE                           (64,042)              0
INCREASE (DECREASE) IN ACCRUED EXPENSES                       3,340         (13,935)
                                                          --------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES         673,359         817,768


CASH FLOWS FROM FINANCING ACTIVITIES
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                  (673,359)       (817,768)
                                                          --------------------------


NET CASH USED IN FINANCING ACTIVITIES                      (673,359)       (817,768)


CHANGE IN CASH BALANCE                                           (0)              0




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

NOTE A:


Ending capital at July 31,2002 is lower than ending capital at October
31, 2002 due to unprofitable trading and redemptions during the period. For the nine month period ending July 31,2002, the Partnership's Net Asset Value per Unit decreased from $1,199.83 at October 31, 2001 to $1,137.99 at July 31, 2002. The majority of the losses occurred from trading activities in November where the NAV decreased by 8.49%. These losses were offset by profitable trading activities for the quarter end July 31, 2002 were the NAV increased by 14.65%


NOTE B:

                                                                             Nine months                      Nine months
                                                                           ended 7/31/2002                  ended 7/31/2001
Net Realized and Unrealized Trading Gains (Losses) on Futures
and Forward Contracts                                                                  42,208                   2,070,576
Interest income                                                                        76,980                     278,498


Net realized and unrealized trading gains (losses) on Futures and Forward Contracts for the nine months ended 7/30/2002 is less than net realized and unrealized trading gains (losses) on futures and forward contracts for the nine months ended 7/30/2001 due to less profitable trading during the period.

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

NOTE C:

                                                                            Three months                     Three months
                                                                           ended 7/31/2002                  ended 7/31/2001
Net Realized and Unrealized Trading Gains (Losses) on Futures
and Forward Contracts                                                               1,425,054                     154,221


Net realized and unrealized trading gains (Losses) on Futures and Forward Contracts for the three months ended 7/31/2002 is greater than net realized and unrealized trading gains (losses) on futures and forward contracts for the three months ended 7/31/2001 due to more profitable trading during the period.

                                   SIGNATURES




                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of September, 2002.

                                     THE FUTURE FUND

                                     By HEINOLD ASSET MANAGEMENT, INC.
                                        General Partner

                                     By /s/ Thomas M. Harte
                                        ---------------------------
                                        Thomas M. Harte
                                        President and Chief Executive Officer

                                     By /s/ Ira Polk
                                        ---------------------------
                                        Ira Polk
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Future Fund (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Harte, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Thomas M. Harte



Thomas M. Harte
Chief Executive Officer
September 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Future Fund (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ira Polk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ira Polk



Ira Polk
Chief Financial Officer
September 11, 2002