Form 10-K
period 2002-10-31
FUTURE FUND
filed 2003-01-29
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              X    Annual Report Pursuant to Section 13 or 15(d)
             ---     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended: October 31, 2002

             ___    Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                                [No Fee Required]

                         Commission File Number: 0-9202

                                 THE FUTURE FUND
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                             36-3033727
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                                440 South LaSalle
                                   20th Floor
                             Chicago, Illinois 60605
                            -------------------------
                    (Address of principal executive offices)


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

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                           Yes                       No    X
                                ----                     ------

Documents Incorporated by Reference:
None

                                     PART I

Item 1. Business.

         (a) General development of business. The Future Fund (the "Partnership") is a limited partnership organized on November 30, 1978 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Uniform Limited Partnership Act of the State of Illinois. On July 31, 1987, the Partnership elected to be governed under the Illinois Revised Uniform Limited Partnership Act. The Partnership engages in the speculative trading of futures, options on futures and forward contracts.

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

         Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, Man Financial Inc (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to a Customer Agreement. The Partnership conducts its forward contract trading through its affiliates, Man Capital LLC and Man Financial Ltd, as well as other unaffiliated dealers pursuant to various Customer Account Agreements.

         The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $250,617 as of October 31, 2002.

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

         The Trading Manager receives a monthly management fee at an annual rate of 4% of the month-end Net Asset Value of the Partnership. The Trading Manager in turn will pay to each trading advisor a management fee equal to 2% to 3% of the assets allocated to each trading advisor to be calculated and paid monthly. The Trading Manager will also receive an incentive fee equal to 20% of any New Trading Profit, as defined in the Partnership's offering document, attributable to each trading advisor to be calculated and paid quarterly or annually. The Trading Manager in turn will pay to each trading advisor an incentive fee equal to 15% to 20% of any New Trading Profit attributable to each trading advisor to be calculated and paid quarterly or annually.

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

         (b) Financial information about industry segments. The Partnership's business constitutes only one segment for financial reporting purposes; speculative trading of futures, options on futures and forward contracts. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 2002 are set forth under "Item 6. Selected Financial Data."

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

Item 3. Legal Proceedings.

         The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject. In addition, there are no pending material proceedings involving the General Partner.


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

         (b) Holders. As of November 1, 2002, there were 389 holders of Units.

         (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6. Selected Financial Data.

         The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 2002.

                               Fiscal             Fiscal         Fiscal         Fiscal           Fiscal
                             Year Ended         Year Ended     Year Ended     Year Ended       Year Ended
                             October 31,        October 31,    October 31,    October 31,      October 31,
                                2002               2001           2000           1999             1998
                             ----------        -----------     ----------     -----------      -----------
Net gain (loss) on
  trading of futures
  and forward contracts      $  379,060        $ 3,411,109     $ (130,950)    $  (482,764)     $ 2,170,135
Interest income                 108,814            319,986        471,942         433,133          612,846
                             ----------        -----------     ----------     -----------      -----------
Total income                    487,874          3,731,095        340,992         (49,631)       2,782,981
                             ==========        ===========     ==========     ===========      ===========

Brokerage commissions           621,027            686,884        718,235         896,686          972,546

Management fees                 349,622            386,975        403,524         505,109          544,528

Incentive fees                   35,822            208,825              0          21,155          367,066

Other                            29,494             31,394         26,600          49,200           55,302
                             ----------        -----------     ----------     -----------      -----------
Total expenses                1,035,965          1,314,078      1,148,359       1,472,150        1,939,442
                             ==========        ===========     ==========     ===========      ===========
Net income (loss)            $ (548,091)       $ 2,417,017     $ (807,367)    $(1,521,781)     $   843,539
                             ==========        ===========     ==========     ===========      ===========
Net income (loss)
  allocated to:
  General Partner            $  (13,347)       $    59,613     $  (17,420)    $   (30,133)     $    16,394
                             ==========        ===========     ==========     ===========      ===========
  Limited Partners           $ (534,744)       $ 2,357,404     $ (789,947)    $(1,491,648)     $   827,145
                             ==========        ===========     ==========     ===========      ===========
Net income (loss) for
  a unit of partnership
  interest (for a unit
  outstanding throughout
  each year)                 $   (60.66)       $    270.96     $   (79.19)    $   (136.96)     $     74.52
                             ==========        ===========     ==========     ===========      ===========
Total assets                 $8,977,562        $10,331,944     $8,918,596     $11,083,035      $14,045,326
                             ==========        ===========     ==========     ===========      ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Reference is made to "Item 6. Selected Financial Data." and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

         The Partnership does not intend to raise any additional capital through borrowing and because it is a closed-end fund, it cannot sell any additional Units unless it undertakes a new public offering, which would require another registration statement to be filed with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, U.S. Treasury securities and investments in futures, options on futures and forward contracts.

Liquidity

         Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses that could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Generally, forward contracts can be closed out (offset) at the discretion of the Trading Advisor. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the Trading Advisors' investment strategies. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so. On an operational basis, the Partnership maintains cash significant to fund commissions and other ordinary expenses incurred.

Results of Operations

         Operating results showed a loss for the fiscal year ended October 31, 2002, a profit for the fiscal year ended October 31, 2001 and a loss for the fiscal year ended October 31, 2000.

         The Net Asset Value per Unit as of October 31, 2002, October 31, 2001 and October 31, 2000 was $1,139.17, $1,199.83 and $928.87, respectively. The decline for fiscal Year 2002 represented a decline of 5.06%.

         The net realized trading gains (losses) on closed contracts for the fiscal years ended October 31, 2002, October 31, 2001 and October 31, 2000 were $1,125,630, $2,705,630 and $(613,398), respectively.

Fiscal Year 2002

         During the first half of fiscal year 2002, the Partnership was hindered by short positions in LME Aluminum, Copper, and Nickel. These short metal positions were unprofitable as worldwide demand continued to be strong for industrial metals. Also, losses were incurred in short foreign currency positions due to the continued decline of the U.S. dollar resulting from weak economic data and the uncertain direction of interest rates.

         During the second half of fiscal year 2002 the Net Asset Value of the Partnership increased by 14.77%. Gains resulted during the period due to long positions in British-Pounds, Euro Dollars, Swiss Franc, and the Japanese Yen. These long positions were profitable as investors began reconsidering their expectations of future interest rate hikes causing the US dollar to decline against major foreign currencies. Further gains were earned in the financial sectors as domestic bond yields continued to fall, enabling the portfolios to benefit from its long bond exposure in US 2-year notes, 5-year notes, and 10-year notes.

         Also, gains were realized from long positions in NY LT Crude, NY Heating Oil, NY Unleaded Gas, and NY Natural Gas as energy prices continued their upward trends.

Fiscal Year 2001

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

Fiscal Year 2000

         For fiscal year 2000, the Partnership's Net Asset Value per Unit decreased from $1,008.06 at October 31, 1999 to $928.89 at October 31, 2000. This decline resulted in a 7.85% decrease for the fiscal year. The majority of the losses that occurred were from trading activities in June 2000 where the Partnership's Net Asset Value declined 3.91%. Short positions in the S&P 500 Index were unprofitable as the Index soared at the outset of June on weaker than expected US economic data. The weaker economic data generally warmed US markets and undermined the widely held view that the Federal Reserve would have to continue to act aggressively in order to cool the US economy. This news impacted a number of global bourses resulting in losses to short positions in some other key markets. Performance was particularly poor in the Nikkei 225 Index.

         Severe choppiness resulted in negative returns in the majority of bond markets. Of particular detriment were positions in European markets where prices proved particularly sensitive to the factors generally influencing global bond yields.

         Losses were also incurred as the US dollar slipped against a number of currencies on changed expectations of future levels of US interest rates. Significant losses were incurred in the Eurodollar market as prices soared in the very first days of May. Prices slipped as investors anticipated a 50 basis point rise in interest rates, which duly arrived in the second half of May. However, data released at the beginning of June showed an increase in unemployment, providing evidence that the strength of the US economy may be tapering off. This immediately boosted prices as investors began to reconsider their expectations of further rate hikes. Short positions suffered in this environment.

         The Partnership realized profits in long crude oil positions as prices surged upwards amidst uncertainty over the outcome of the meeting between OPEC members that took place in Vienna in the second half of September. Speculations that OPEC would delay any output increase possibility until as late as September boosted values. Although OPEC eventually decided to increase production by roughly 2.5%, prices remained firm, ensuring a positive overall return.

         Inflation is not a significant factor in the Partnership's profitability.

Item 8. Financial Statements and Supplementary Data.

         Financial statements are listed on page F-1 of this report.

         Selected unaudited quarterly financial information is as follows:


                                                                 Net Income
                           Total Income        Net Income        per unit
                           ------------        ----------        ----------

October 31, 2002            $   368,645        $     9,378       $   1.18

July 31, 2002               $ 1,449,551        $ 1,175,412       $ 145.45

April 30, 2002              $  (218,157)       $  (452,665)      $ (54.81)

January 31, 2002            $(1,112,165)       $(1,280,216)      $(152.48)

October 31, 2001            $ 1,382,016        $   944,700       $ 110.97

July 31, 2001               $   224,075        $   (44,997)      $  (5.23)

April 30, 2001              $   519,173        $   180,255       $  19.90

January 31, 2001            $ 1,605,831        $ 1,337,059       $ 145.32


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  The Partnership filed a Form 8-K on September 13, 2002 indicating a change in auditors for the fiscal year ended October 31, 2002. Such Form 8-K is herein incorporated by reference. A report from Ernst & Young LLP dated December 7, 2001 is filed as part of the financial statements to this report.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership.

         The General Partner is a commodity pool operator registered with the NFA.

Item 11. Executive Compensation.

         The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties." herein. Man Financial Inc acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business." Man Capital LLC and Man Financial Ltd act as the Partnership's forward dealer pursuant to the Customer Account Agreements described in "Item 1(a). General development of business."


         The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security ownership of certain beneficial owners.
         The Partnership knows of no person who owns beneficially more than 5% of the Units.

         (b) Security ownership of management.

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures, options on futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $250,617 as of October 31, 2002, 2.83% of the Partnership's total equity.

         (c) Changes in control.

             None

Item 13. Certain Relationships and Related Transactions.

         See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Item 14. Controls and Procedures.

         Within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership conducted an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Partnership required to be filed in this report. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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


99.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

         The above exhibits are filed herewith.


         (b) Reports on Form 8-K

         The Partnership filed a Form 8-K on September 13, 2002 indicating a change in auditors for the fiscal year ended October 31, 2002. Such Form 8-K is herein incorporated by reference. A report from Ernst & Young LLP dated December 7, 2001 is filed as part of the financial statements to this report.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of January, 2003.

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



                                      Title with
       Signature                      General Partner               Date

/s/ Thomas M. Harte             President (chief operating     January 27, 2003
---------------------------     officer) and Director
     Thomas M. Harte

/s/ Ira Polk                    Chief Financial Officer        January 27, 2003
------------------              (principal accounting officer)
     Ira Polk                   and Director



         (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                   General Partner of             January 27, 2003
MANAGEMENT, INC.                Registrant

By /s/ Thomas M. Harte
   ------------------------
       Thomas M. Harte
       President

                                  CERTIFICATION

I, Thomas M. Harte, certify that:

1.   I have reviewed this annual report on Form 10-K of The Future Fund;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003                     /s/ Thomas M. Harte
                                           -------------------
                                           Chief Executive Officer

                                  CERTIFICATION

I, Ira Polk, certify that:

1.   I have reviewed this annual report on Form 10-K of The Future Fund;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: January 27, 2003                         /s/ Ira Polk
                                                ------------
                                                Chief Financial Officer

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2002,
2001, AND 2000

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

TABLE OF CONTENTS


                                                                         PAGE(S)
Reports of Independent Accountants                                          F-1
Financial Statements:
Statements of Financial Condition as of
  October 31, 2002 and 2001                                                 F-3
Statements of Operations for the Years Ended
  October 31, 2002, 2001, and 2000                                          F-4
Statements of Changes in Partners' Equity for the Years Ended
  October 31, 2002, 2001, and 2000                                          F-5
Statements of Cash Flows for the Years Ended
  October 31, 2002, 2001, and 2000                                          F-6
Notes to Financial Statements                                        F-7 - F-11

                        Report of Independent Accountants



To the Board of Directors and Partners of the Future Fund:

In our opinion, the accompanying statement of financial condition as of October 31, 2002 and the related statements of operations, changes in partners' equity and cash flows present fairly, in all material respects, the financial position of The Future Fund (the "Partnership") at October 31, 2002, and the results of its operations, the changes in its partner's equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



January 13, 2003                            /s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois                               PricewaterhouseCoopers LLP

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


Chicago, Illinois                                          /s/ ERNST & YOUNG LLP
December 7, 2001                                               Ernst & Young LLP

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
OCTOBER 31, 2002 AND 2001


                     ASSETS                                           2002             2001
Investment in affiliated general partnerships                     $ 6,323,951      $ 5,463,508
Due from affiliated broker                                          2,653,611        4,843,869
Other assets                                                                -           24,567
                                                                  -----------      -----------

        Total assets                                              $ 8,977,562      $10,331,944
                                                                  ===========      ===========

        LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Brokerage commissions                                           $    52,230      $    60,262
  Redemptions payable                                                  11,346           39,439
  Management fees                                                      29,486           34,105
  Incentive fees                                                            -           91,719
  Other liabilities                                                    23,832            1,397
                                                                  -----------      -----------

        Total liabilities                                             116,894          226,922
                                                                  -----------      -----------
Partners' equity:
  Limited partners (7,558 and 8,202 units outstanding
    at October 31, 2002 and 2001, respectively)                     8,610,051        9,841,058
  General partner (220 unit equivalents outstanding at
    October 31, 2002 and 2001, respectively)                          250,617          263,964
                                                                  -----------      -----------

        Total partners' equity                                      8,860,668       10,105,022
                                                                  -----------      -----------

        Total liabilities and partners' equity                    $ 8,977,562      $10,331,944
                                                                  ===========      ===========

Net asset value per outstanding unit of partnership interest      $  1,139.17      $  1,199.83
                                                                  ===========      ===========


    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000


                                                      2002              2001               2000
Equity in income (loss) of affiliated
   general partnerships:
  Net realized trading gains (losses) on
    closed contracts                               $ 1,125,630       $ 2,705,630       $  (613,398)
  Change in net unrealized gains or losses on
    open contracts                                    (746,570)          705,479           482,448
                                                   -----------       -----------       -----------
                                                       379,060         3,411,109          (130,950)

Interest income                                        108,814           319,986           471,942
                                                   -----------       -----------       -----------

                                                       487,874         3,731,095           340,992
                                                   -----------       -----------       -----------
Expenses:
  Brokerage commissions                                621,027           686,884           718,235
  Management fees                                      349,622           386,975           403,524
  Incentive fees                                        35,822           208,825                 -
  Other                                                 29,494            31,394            26,600
                                                   -----------       -----------       -----------

                                                     1,035,965         1,314,078         1,148,359
                                                   -----------       -----------       -----------
        Net income (loss)                          $  (548,091)      $ 2,417,017       $  (807,367)
                                                   -----------       -----------       -----------
Net income (loss) for a unit of partnership
   interest (for a unit outstanding
   throughout each year):
  General partner                                  $    (60.66)      $    270.96       $    (79.19)
                                                   -----------       -----------       -----------

  Limited partners                                 $    (60.66)      $    270.96       $    (79.19)
                                                   ===========       ===========       ===========
Net income (loss) allocated to:
  General partner                                  $   (13,347)      $    59,613       $   (17,420)
                                                   -----------       -----------       -----------

  Limited partners                                 $  (534,744)      $ 2,357,404       $  (789,947)
                                                   ===========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000


                                             LIMITED            GENERAL
                                             PARTNERS           PARTNERS            TOTAL
Partners' equity at October 31, 1999      $ 10,694,369       $    221,771       $ 10,916,140

Redemption of 1,509 units of limited
  partnership interest                      (1,451,755)                 -         (1,451,755)

Net loss                                      (789,947)           (17,420)          (807,367)
                                          ============       ============       ============

Partners' equity at October 31, 2000         8,452,667            204,351          8,657,018

Redemption of 898 units of limited
  partnership interest                        (969,013)                 -           (969,013)

Net income                                   2,357,404             59,613          2,417,017
                                          ============       ============       ============

Partners' equity at October 31, 2001         9,841,058            263,964         10,105,022

Redemption of 644 units of limited
  partnership interest                        (696,263)                 -           (696,263)

Net loss                                      (534,744)           (13,347)          (548,091)
                                          ============       ============       ============

Partners' equity at October 31, 2002      $  8,610,051       $    250,617       $  8,860,668
                                          ============       ============       ============

    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000


                                                            2002              2001               2000
Cash flows from operating activities:
  Net income (loss)                                      $  (548,091)      $ 2,417,017       $  (807,367)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Change in assets and liabilities:
      Due from affiliated broker                           2,190,258           (26,012)          652,878
      Other assets                                            24,567             1,279           (25,846)
      Investment in affiliated general partnerships         (860,443)       (1,388,615)        1,537,407
      Brokerage commissions                                   (8,032)            8,321           (12,414)
      Management fees                                         (4,619)            4,945            (7,181)
      Incentive fees                                         (91,719)           91,719                 -
      Other liabilities                                       22,435           (12,979)          (36,309)
                                                         ===========       ===========       ===========
        Net cash provided by operating
          activities                                         724,356         1,095,675         1,301,168
                                                         ===========       ===========       ===========
Cash flows from financing activities:
  Redemption of limited partnership interests               (724,356)       (1,095,675)       (1,301,168)
                                                         -----------       -----------       -----------

        Net cash used in financing activities               (724,356)       (1,095,675)       (1,301,168)
                                                         ===========       ===========       ===========

Net change in cash                                                 -                 -                 -

Cash at beginning of year                                          -                 -                 -
                                                         ===========       ===========       ===========

Cash at end of year                                      $         -       $         -       $         -
                                                         ===========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION OF THE PARTNERSHIP

     The Future Fund (Partnership) was organized in November 1978, under the Illinois Uniform Limited Partnership Act, for purposes of engaging in the speculative trading of futures, options on futures, and forward contracts. Heinold Asset Management, Inc. (HAMI), a wholly owned subsidiary of Man Group USA Inc. is the general partner of the Partnership (General Partner).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

         Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the underlying partnerships which are based entirely on the investments that the affiliated general partnerships have with the underlying financial instruments. The affiliated general partnerships value their underlying financial instruments on a mark-to-market basis of accounting. The income (loss) from investments in affiliated general partnerships are presented in the statements of operations on a pro rata basis.

         DUE FROM AFFILIATED BROKER

         Due from affiliated broker consists of balances, including interest receivable, due from Man Financial Inc. (Man), an affiliate of the General Partner. Man pays the Partnership interest on the Partnership's daily balance at a rate generally equal to 90% of the published 90-day U.S. Treasury bill rate.

         Man is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant and is a member of the National Futures Association, an industry self-regulatory agency. Man is also registered with the Securities and Exchange Commission (SEC) and National Association of Securities Dealers, Inc. (NASD) as a securities broker-dealer.

         EQUITY IN INCOME (LOSS) OF AFFILIATED GENERAL PARTNERSHIPS

         Equity in income (loss) of affiliated general partnerships represents the Partnership's share of profits and losses (including realized and unrealized trading gains and losses on futures, options on futures and forward contracts and foreign currency translations) arising from its investment in the general partnerships.

         INCOME AND EXPENSES

         Income consists of interest income, which is recognized on an accrual basis. Expenses consist of those as described in Note 3 and are recorded on an accrual basis.

         INCOME TAXES

         Income taxes are not provided for by the Partnership because taxable income (loss) of the Partnership is includable in the income tax returns of the partners.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

         NET INCOME (LOSS) PER UNIT

         Net income (loss) per unit of Partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.


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

     The Partnership bears the expenses incurred in connection with its activities. These expenses include brokerage commissions, trading advisors' management and incentive fees, legal, audit, tax return preparation and filing fees.


4.   INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

     The Partnership invests in a series of private affiliated general partnerships (General Partnerships) formed together with other HAMI limited partnerships. The General Partnerships engage in the speculative trading of futures, options on futures, and forward contracts based on their respective trading strategies. Each Trading Advisor has been directed by HAMI to trade each general partnership based on the level of capital the Partnership commits. The Partnership shares pro rata in profits and losses of such General Partnerships, based on the capital that the Partnership commits, as defined in the offering document, to each General Partnership.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS, CONTINUED


     A separate General Partnership is utilized for each Commodity Trading Advisor (Trading Advisor) that the General Partner selects to trade Partnership assets. An affiliate of the General Partner is the Trading Advisor for Heinold General Partnership III. Under the terms of its management contract, each Trading Advisor has sole responsibility for determining the General Partnership's trades. As compensation for these services, each Trading Advisor receives a monthly management fee paid by HAMI and allocated to the Partnership based on a percentage of the Partnership's month-end assets, as defined in the offering document. Each Trading Advisor also receives a quarterly or annual incentive fee paid by HAMI and allocated to the Partnership based on a percentage of new trading profits, as defined in the offering document. The incentive fee is retained by a Trading Advisor even when trading losses, as defined in the offering document, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the General Partnership. At October 31, 2002, there were carryforward losses related to the Partnership for incentive fee purposes as follows: Heinold General Partnership Account III $(134,748), Heinold General Partnership Account IV $(119,479), Heinold General Partnership Account V $(61,571), and Heinold General Partnership Account VI $(175,042).

     At October 31, 2002, investments in General Partnerships were as follows:

                                                                    ALLOCATED ASSETS
                                                    ----------------------------------------------
                                                                       INCREASE/
                                                                     (DECREASE) IN       TOTAL           PROFIT
                                                                        TRADING         TRADING        ALLOCATION
    GENERAL PARTNERSHIP                               INVESTMENT        CAPITAL         CAPITAL        PERCENTAGE
Heinold General Partnership
        Account III                                 $   2,450,064   $     (688,752) $    1,761,312          45.86 %
Heinold General Partnership
        Account IV                                        960,532        1,407,111       2,367,643          45.86
Heinold General Partnership
        Account V                                       1,438,108        1,097,676       2,535,784          45.86
Heinold General Partnership
        Account XI                                      1,475,247          705,622       2,180,869          45.86
                                                    -------------   --------------  --------------
                                                    $   6,323,951   $    2,521,657  $    8,845,608
                                                    =============   ==============  ==============

     At October 31, 2001, investments in General Partnerships were as follows:

                                                                    ALLOCATED ASSETS
                                                    ----------------------------------------------
                                                                      INCREASE IN        TOTAL           PROFIT
                                                                        TRADING         TRADING        ALLOCATION
    GENERAL PARTNERSHIP                               INVESTMENT        CAPITAL         CAPITAL        PERCENTAGE
Heinold General Partnership
        Account III                                 $   2,456,876   $      457,201  $    2,914,077          46.54 %
Heinold General Partnership
        Account V                                       1,274,212        2,379,565       3,653,777          46.54
Heinold General Partnership
        Account XI                                      1,732,420        1,931,332       3,663,752          46.54
                                                    -------------   --------------  --------------
                                                    $   5,463,508   $    4,768,098  $   10,231,606
                                                    =============   ==============  ==============

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS, CONTINUED


     Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2002:

                                                                                 NET
                                                                DUE           UNREALIZED
                                                                FROM         GAIN (LOSS)
                                                             AFFILIATED        ON OPEN
   HEINOLD GENERAL PARTNERSHIP                                 BROKER         CONTRACTS            TOTAL
        III                                                $   5,312,318     $     29,820     $   5,342,138
        IV                                                     2,164,778          (70,429)        2,094,349
        V                                                      3,057,122           78,539         3,135,661
        XI                                                     2,992,885          223,754         3,216,639

     Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2001:

                                                                                  NET
                                                                DUE            UNREALIZED
                                                                FROM          GAIN (LOSS)
                                                             AFFILIATED         ON OPEN
   HEINOLD GENERAL PARTNERSHIP                                 BROKER          CONTRACTS           TOTAL
        III                                                $   4,745,192     $    534,161     $   5,279,353
        V                                                      2,476,644          261,392         2,738,036
        XI                                                     2,640,196        1,082,440         3,722,636

     The General Partnerships incur no expenses. Each General Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for all of the General Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements. Forward contracts are entered into on an arm's-length basis with Man Financial Ltd and Man Capital LLC, affiliates of the General Partner.

5.   AGREEMENTS

     The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of 0.5833% (7% annually) of the Partnership's month-end net assets, as defined, plus NFA fees and related give-up charges.

     The Partnership pays HAMI a monthly management fee of 0.333% (4% annually) of the Partnership's month-end net assets, as defined in the offering document. HAMI, in turn, pays each Trading Advisor of the General Partnerships at a rate of up to 4%. The Partnership pays the Trading Advisors a quarterly incentive fee of 20% of the Partnership's new trading profits, as defined in the offering document.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

     The Partnership's and General Partnership's assets held at Man are in segregated accounts as required by the Commodity Futures Trading Commission.


7.   FINANCIAL HIGHLIGHTS

     The following represents the ratios to average limited partners' equity and other supplemental information for the year ended October 31, 2002:

Per share operating performance:
  Beginning net asset value                                                  $   1,199.83
  Income (loss) from operations:
     Net gains on investments in affiliated
        general partnerships                                                        55.14
     Net investment loss                                                          (115.80)
                                                                             -------------
        Total from operations                                                      (60.66)
                                                                             -------------
        Ending net asset value                                               $   1,139.17
                                                                             -------------
Total return**                                                                      (5.06) %
                                                                             =============
Ratios to average limited partners' equity:
  Expenses                                                                         (11.75) %
                                                                             -------------
Net investment loss*                                                               (10.52) %
                                                                             -------------

*   Net investment loss includes interest income and all expenses.
** An individual investors' return may vary from these returns based on the timing of capital transactions.