Form 10-Q
period 2003-01-31
FUTURE FUND
filed 2003-03-14
CIK 277807

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             X   Quarterly Report Pursuant to Section 13 or 15(d)
            ---      of the Securities Exchange Act of 1934

                For the Quarterly Period Ended: January 31, 2003

            ---     Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-9202

                                 THE FUTURE FUND
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Illinois                                     36-3033727
           --------                                     ----------
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

                        STATEMENTS OF FINANCIAL CONDITION




                                                                   1/31/2003      10/31/2002
                                                                  (UNAUDITED)
                               ASSETS

Investments in affiliated general partnerships                    $7,000,095      $6,323,951
Due from affiliated broker                                         2,194,584       2,653,611
                                                                  ----------      ----------
Total assets                                                      $9,194,679      $8,977,562
                                                                  ==========      ==========

                   LIABILITIES & PARTNERS' EQUITY

Brokerage commissions                                             $   53,524      $   52,230
Redemptions payable                                                    4,803          11,346
Management fees                                                       30,335          29,486
Incentive fees                                                        23,352              --
Other                                                                 19,165          23,832
                                                                  ----------      ----------
Total liabilities                                                    131,179         116,894
                                                                  ==========      ==========



Partners' equity:
General Partner (220 units equivalents outstanding
   at January 31, 2003 and October 31, 2002)                         265,472         250,617
Limited Partners (7,291 and 7,558 units outstanding
   at January 31, 2003 and October 31, 2002)                       8,798,028       8,610,051
                                                                  ----------      ----------

Total partners' equity                                             9,063,500       8,860,668
                                                                  ----------      ----------

Total liabilities and partner's equity                            $9,194,679      $8,977,562
                                                                  ==========      ==========


Net asset value per outstanding unit of partnership interest      $ 1,206.69      $ 1,139.17
                                                                  ==========      ==========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED JANUARY 31, 2003 and 2002 (UNAUDITED)


                                                                          2003              2002
                                                                      -----------       -----------
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains (losses) on closed contracts             $   263,912       $  (376,481)
  Change in net unrealized gains or losses on open contracts              496,095          (766,380)

Interest income                                                            19,826            30,697
                                                                      -----------       -----------

                                                                          779,833        (1,112,164)

Expenses:
  Brokerage commissions                                                   154,771           158,723
  Management fee                                                           87,476            88,954
  Incentive fee                                                            30,471           (91,719)
  Other administrative expenses                                            13,000            12,094
                                                                      -----------       -----------
Total expenses                                                            285,718           168,052

Net income (loss)                                                     $   494,115       $(1,280,216)
                                                                      ===========       ===========

Net income (loss) allocated to General Partner                        $    14,855       $   (33,547)

Net income (loss) allocated to Limited Partner                        $   479,260       $(1,246,669)

Net income (loss) for a unit of partnership interest (for a unit
outstanding throughout the period)                                    $     67.52       $   (152.48)


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

        FOR THE THREE MONTHS ENDED JANUARY 31, 2003 and 2002 (UNAUDITED)



                                                               Limited           General
                                                               Partners          Partner            Total
                                                             -----------       -----------      -----------
Partners' equity at October 31, 2002                         $ 8,610,051       $   250,617      $ 8,860,668

Redemption of 267 units of limited partnership interest         (291,283)               --         (291,283)


Net income                                                       479,260            14,855          494,115
                                                             -----------       -----------      -----------

Partners' Equity at January 31, 2003                         $ 8,798,028       $   265,472      $ 9,063,500
                                                             ===========       ===========      ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS ENDED JANUARY 31, 2003 and 2002 (UNAUDITED)

                                                                                        2003              2002
                                                                                    -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                                                 $   494,115       $(1,280,216)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Change in assets and liabilities:
      Due from affiliated broker                                                       (676,144)          914,287
      Investment in affiliated general partnerships                                     459,027           553,465
      Other assets                                                                           --            24,567
      Brokerage commissions                                                               1,294            (8,845)
      Redemptions                                                                        (6,543)           19,705
      Management fees                                                                       849            (5,047)
      Incentive fees                                                                     23,352           (91,719)
      Other liabilities                                                                  (4,667)           23,872
                                                                                    -----------       -----------

Net cash provided by operating activities                                               291,283           150,069


Cash flows from financing activities:
    Redemption of limited partnership interests                                        (291,283)         (150,069)


Net change in cash                                                                  $        --       $        --
                                                                                    ===========       ===========



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


NOTES TO FORM 10-Q FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Future Fund ("the Partnership") included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of financial position, results of operations, changes in partner's equity and cash flows of the Fund for the interim periods presented and are not necessarily indicative of a full year's results.

In preparing the unaudited interim condensed financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

The financial statements should be read in conjunction with the Partnership's audited financial statements for the year ended October 31, 2002, from which the accompanying Statement of Financial Condition as of October 31, 2002 was derived.


NOTE 2: RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 3: RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. As General Partner of the Partnership, Heinold Asset Management, Inc. has not yet determined if the Partnership would be required to consolidate certain affiliated General Partnerships when FIN 46 becomes effective. Each of these related party entities are described in further detail in Note 4 of the Partnership's audited financial statements for the year ended October 31, 2002. FIN 46 would be immediately effective for any similar affiliated General Partnership in which the Partnership has a new investment subsequent to February 1, 2003. The General Partner estimates that the Partnership's maximum exposure to loss as a result of its involvement with these affiliated General Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NOTE A:                             January 31, 2003         October 31, 2002
                                      (Unaudited)
                                  ---------------------     --------------------
Ending Partners' Equity                     $9,063,500               $8,860,668


Ending Partners' Equity at Jan 31, 2003 was higher as compared with Ending Partners' Equity at October 31, 2002 due to profitable trading (see Note B) which exceeded total redemptions for the period. Net income for the period of 5.6% and total redemptions of 3.3% caused a total increase in partners capital of 2.3% over the previous quarter. For the three month period ending January 31,2003, the Partnership's Net Asset Value per Unit increased from $1,139.17 at October 31, 2002 to $1,206.69, representing a 5.9% gain. The slight difference between the Net income percentage and the percentage gain in Net Asset Value per Unit is due to the timing of capital transactions.



NOTE B:                                                  Three months ended    Three months ended
                                                          January 31, 2003      January 31, 2002
                                                             (Unaudited)          (Unaudited)
                                                         ------------------   -------------------
Net Realized and Unrealized Trading Gains (Losses)                $ 760,007         $ (1,142,861)


Net Realized and Unrealized Trading Gains for the three months ended January 31, 2003 came from profitable trading during the period. In general, commodities have been on an upward trend recently during this time of economic uncertainty and international turmoil. Gains were seen in both agricultural products and metals, most notably long gold positions as the demand for gold has increased due to renewed interest as a safe investment in uncertain times. Long positions on crude oil were also profitable recently, as the price for oil rose due to continuing tensions in the Middle East. As the weakening US dollar continued to decline in light of potential conflicts with Iraq and North Korea, short positions against other major currencies such as the Euro and the Swiss Franc created significant profits. The current results of operations proved to be the opposite of the same period last year, when substantial losses were posted in an entirely different environment.


ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Report (the "Evaluation Date"), Thomas M. Harte, the Chief Executive Officer of the General Partner, and Ira Polk, the Chief Financial Officer of the General Partner, evaluated the effectiveness of the disclosure controls and procedures of the Partnership and concluded that these disclosure controls and procedures are effective to ensure that the material information required to be included in this Report has been made known to them in a timely fashion. There were no significant changes in the Partnership's internal control or in other factors that could significantly affect these internal controls subsequent to the Evaluation Date, including any corrective action with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2003.

               THE FUTURE FUND

               By HEINOLD ASSET MANAGEMENT, INC.
                  General Partner

               By /s/ THOMAS M. HARTE
                  ---------------------------
                  Thomas M. Harte
                  President and Chief Executive Officer

               By /s/ IRA POLK
                  ---------------------------
                  Ira Polk
                  Chief Financial Officer

                                  CERTIFICATION

 I, Thomas M. Harte, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Future Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: March 13, 2003                            /s/ THOMAS M. HARTE
                                                 -------------------------
                                                 Thomas M. Harte
                                                 Chief Executive Officer

                                  CERTIFICATION

 I, Ira Polk, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Future Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                                /s/ IRA POLK
                                                    -------------------------
                                                    Ira Polk
                                                    Chief Financial Officer