Form 10-Q
period 2003-04-30
FUTURE FUND
filed 2003-06-13
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-9202

                                 THE FUTURE FUND
             (Exact name of registrant as specified in its charter)

State of jurisdiction or incorporation (Illinois)

IRS EMPLOYER ID NO. #36-3033727
C/O HEINOLD ASSET MANAGEMENT INC.
ONE FINANCIAL PLACE
440 S. LASALLE ST-20 FLOOR
CHICAGO ILLINOIS 60605
PHONE NUMBER (312) 663-7500

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

                        STATEMENTS OF FINANCIAL CONDITION


                                                                                    4/30/2003           10/31/2002
                                                                                   (UNAUDITED)

                                     ASSETS

Investments in affiliated general partnerships                                       $6,999,648         $6,323,951
Due from affiliated broker                                                            1,880,259          2,653,611
                                                                                     ----------         ----------
Total assets                                                                         $8,879,907         $8,977,562
                                                                                     ==========         ==========

                         LIABILITIES & PARTNERS' EQUITY

Brokerage commissions payable to Affiliate                                           $   51,627         $   52,230
Redemptions payable                                                                       4,487             11,346
Management fees payable to Trading Manager                                               28,954             29,486
Other                                                                                    29,593             23,832
                                                                                     ----------         ----------
Total liabilities                                                                       114,661            116,894
                                                                                     ==========         ==========


Partners' equity:
General Partner (220 unit equivalents outstanding
   at April 30, 2003 and October 31, 2002)                                              257,057            250,617
Limited Partners (7,282 and 7,558 units outstanding
   at April 30, 2003 and October 31, 2002)                                            8,508,189          8,610,051
                                                                                     ----------         ----------

Total partners' equity                                                                8,765,246          8,860,668
                                                                                     ----------         ----------

Total liabilities and partners' equity                                               $8,879,907         $8,977,562
                                                                                     ==========         ==========


Net asset value per outstanding unit of partnership interest                         $ 1,168.44         $ 1,139.17
                                                                                     ==========         ==========







                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 30, 2003 and 2002 (UNAUDITED)



                                                                                       2003                   2002
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains (losses) on closed contracts                           $ 421,427              $(384,374)
  Change in net unrealized gains or losses on open contracts                         (479,251)               144,388
                                                                                    ---------              ---------
                                                                                      (57,824)              (239,986)

Interest income                                                                        18,923                 21,829
                                                                                    ---------              ---------

                                                                                      (38,901)              (218,157)

Expenses:
  Brokerage commissions paid to Affiliate                                             159,738                145,958
  Management fees paid to Trading Manager                                              89,740                 82,350
  Incentive fee paid to Trading Manger                                                (13,551)                  --
  Other administrative expenses                                                        12,000                  6,200
                                                                                    ---------              ---------
Total expenses                                                                        247,927                234,508
                                                                                    ---------              ---------

Net income (loss)                                                                   $(286,828)             $(452,665)
                                                                                    =========              =========

Net income (loss) allocated to General Partner                                      $  (8,411)             $ (12,058)

Net income (loss) allocated to Limited Partners                                     $(278,417)             $(440,607)

Net income (loss) for a unit of partnership interest (for a unit
outstanding throughout the period)                                                  $  (38.25)             $  (54.81)















                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED APRIL 30, 2003 and 2002 (UNAUDITED)


                                                                                    2003                    2002
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains (losses) on closed contracts                      $   685,339             $  (760,855)
  Change in net unrealized gains or losses on open contracts                        16,844                (621,992)
                                                                               -----------             -----------
                                                                                   702,183              (1,382,847)

Interest income                                                                     38,749                  52,525
                                                                               -----------             -----------

                                                                                   740,932              (1,330,322)

Expenses:
  Brokerage commissions paid to Affiliate                                          314,507                 304,683
  Management fees paid to Trading Manager                                          177,217                 171,303
  Incentive fee paid to Trading Manger                                              16,920                 (91,719)
  Other administrative expenses                                                     25,000                  18,294
                                                                               -----------             -----------
Total expenses                                                                     533,644                 402,561
                                                                               -----------             -----------

Net income (loss)                                                              $   207,288             $(1,732,883)
                                                                               ===========             ===========

Net income (loss) allocated to General Partner                                 $     6,440             $   (33,547)

Net income (loss) allocated to Limited Partners                                $   200,848             $(1,699,336)

Net income (loss) for a unit of partnership interest (for a unit
outstanding throughout the period)                                             $     29.27             $   (207.29)















                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

               FOR THE SIX MONTHS ENDED APRIL 30, 2003 (UNAUDITED)



                                                                     Limited          General
                                                                     Partners         Partner            Total
                                                                  -----------     -----------       -----------

Partners' equity at October 31, 2002                              $ 8,610,051     $   250,617       $ 8,860,668

Redemption of 276 units of limited partnership                       (302,710)           --            (302,710)
  interest

Net income                                                            200,848           6,440           207,288
                                                                  -----------     -----------       -----------

Partners' equity at April 30, 2003                                $ 8,508,189     $   257,057       $ 8,765,246
                                                                  ===========     ===========       ===========

























                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED APRIL 30, 2003 and 2002 (UNAUDITED)



                                                                                         2003                2002
Cash flows from operating activities:
  Net income (loss)                                                                 $   207,288          $(1,732,883)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Change in assets and liabilities:
      Due from affiliated broker                                                        773,352            1,257,958
      Investment in affiliated general partnerships                                    (675,697)             842,100
      Other assets                                                                         --                 24,567
      Brokerage commissions payable to Affiliate                                           (603)             (12,430)
      Management fees payable to Trading Advisor                                           (532)              (7,026)
      Incentive fees payable to Trading Advisor                                            --                (91,719)
      Other liabilities                                                                   5,761                6,137
                                                                                    -----------          -----------

Net cash provided by operating activities                                               309,569              286,704


Cash flows from financing activities:
    Redemption of limited partnership interests                                        (309,569)            (286,704)


Net change in cash                                                                  $      --            $      --
                                                                                    ===========          ===========
















                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


NOTES TO FORM 10-Q FINANCIAL STATEMENTS


The unaudited interim financial statements of the Future Fund (the "Partnership") included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of financial position, results of operations, changes in partners' equity and cash flows of the Partnership for the interim periods presented and are not necessarily indicative of a full year's results.

In preparing the unaudited interim financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to current year presentation.

The financial statements should be read in conjunction with the Partnership's audited financial statements for the year ended October 31, 2002.




Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. As General Partner of the Partnership, Heinold Asset Management, Inc. has not yet determined if the Partnership would be required to consolidate certain affiliated General Partnerships when FIN 46 becomes effective on August 1, 2003. Each of these related party entities are described in further detail in
Note 4 of the Partnership's audited financial statements for the year ended October 31, 2002. FIN 46 would be immediately effective for any similar affiliated General Partnership in which the Partnership has a new investment subsequent to February 1, 2003. The General Partner estimates that the Partnership's maximum exposure to loss as a result of its involvement with these affiliated General Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)


Management's discussion and analysis of financial condition and operating results for the three and six months ended April 30, 2003 and April 30, 2002.


Note A:                                            April 30, 2003          October 31, 2002
                                                      (Unaudited)
                                                   ---------------         ------------------
Partners' equity                                       $8,765,246               $8,860,668



Partners' equity at April 30, 2003 was lower as compared with Partners' equity at October 31, 2002 due to unit redemptions exceeding trading gains for the period (see Note B). Net income for the period of 2.3% and total redemptions of 3.5% caused a decrease in total partner's equity of 1.2% over the period. For the six month period ending April 30, 2003, the Partnership's Net Asset Value per Unit increased from $1,139.17 at October 31, 2002 to $1,168.44, representing a 2.6% gain. The difference between the net income percentage and the percentage gain in Net Asset Value per Unit is due to the timing of capital transactions.


Note B:                                                  Six months                Six months
                                                       ended 4/30/2003          ended 4/30/2002
                                                         (Unaudited)              (Unaudited)
                                                       ---------------         ------------------
Net Realized and Change in Unrealized Trading Gains
(Losses)                                                    $ 702,183             $ (1,382,847)


Net Realized and Unrealized Trading Gains for the six months ended April 30, 2003 came from first quarter trading gains of $760,007 which exceeded second quarter losses of $57,824, causing a net trading gain for the period.

During the first quarter, gains were seen in both agricultural products and metals, most notably long gold positions as the demand for gold increased due to renewed interest as a safe investment in uncertain times. Long positions on crude oil were also profitable, as the price for oil rose due to tensions in the Middle East. As the weakening US dollar continued to decline in light of the then anticipated conflict with Iraq and potential problems with North Korea, short US dollar positions against other major currencies such as the Euro and the Swiss Franc created significant profits.

During the second quarter, the Partnership netted a slight loss. Please see Note C for a more detailed discussion of the gains and losses during the period.

The current results of operations proved to be the opposite of the same period last year, when substantial losses were posted in an entirely different environment. The loss for the six months ended April 30, 2002 was due to unprofitable trading for the period, most notably the three months ended January 31, 2002 when the partnership posted a trading loss of $1,142,861. Coupled with loss of $239,986 for the three months ended April 30, 2002, the partnership netted a loss of $1,382,847 six-month period.

Note C:                                                     Three months            Three months
                                                           ended 4/30/2003         ended 4/30/2002
                                                            (Unaudited)             (Unaudited)
                                                         ------------------      ------------------
Net Realized and Unrealized Trading Gains (Losses)           $(57,824)              $ (239,986)



Net Realized and Unrealized Trading Losses for the three months ended April 30, 2003 came from unprofitable trading during the period. Volatility due to international tensions and economic worries kept the markets from getting a general sense of direction. As a result, the Partnership showed both gains and losses in various commodities, finishing the period with a slight loss. Gains on long crude oil positions due to oil prices reaching highs in February were turned to losses in March, as prices dropped considerably. Trading in currencies also showed both gains and losses as prolonged anxiety about the war was reflected in narrow price changes in most major currencies. US Treasury positions posted losses, then gains, while long Euro Bond positions posted negative returns after sharp price falls. The current loss was not as significant as the results for the three months ended April 30, 2002 when the partnership lost $239,986 due to unprofitable trading.

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2003.

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


 Date: June 12, 2003                                  /s/ Thomas M. Harte
                                                      -------------------
                                                      Thomas M. Harte
                                                      Chief Executive Officer

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


 Date: June 12, 2003                                 /s/ Ira Polk
                                                     --------------
                                                     Ira Polk
                                                     Chief Financial Officer