Form 10-Q
period 2003-07-31
FUTURE FUND
filed 2003-09-12
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-9202

                                 THE FUTURE FUND
             (Exact name of registrant as specified in its charter)

State of jurisdiction or incorporation (Illinois)

IRS EMPLOYER ID NO. #36-3033727
C/0 HEINOLD ASSET MANAGEMENT INC.
ONE FINANCIAL PLACE
440 S. LASALLE ST-20 FLOOR
CHICAGO ILLINOIS 60605
PHONE NUMBER (312) 663-7500

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

                        STATEMENTS OF FINANCIAL CONDITION



                                                                7/31/2003   10/31/2002
                                                               (UNAUDITED)
                    ASSETS

Investments in affiliated general partnerships                 $5,620,906   $6,323,951
Due from affiliated broker                                      3,198,462    2,653,611
Other assets                                                        7,480            -
                                                               ----------   ----------
Total assets                                                   $8,826,848   $8,977,562
                                                               ==========   ==========

         LIABILITIES & PARTNERS' EQUITY

Brokerage commissions payable to Affiliate                     $   51,425   $   52,230
Redemptions payable                                               198,382       11,346
Management fees payable to Trading Manager                         25,485       29,486
Other                                                              11,200       23,832
                                                               ----------   ----------
Total liabilities                                                 286,492      116,894
                                                               ==========   ==========



Partners' equity:
General Partner (220 units outstanding
   at July 31, 2003 and October 31, 2002)                         256,728      250,617
Limited Partners (7,099 and 7,558 units outstanding
   at July 31, 2003 and October 31, 2002)                       8,283,628    8,610,051
                                                               ----------   ----------

Total partners' equity                                          8,540,356    8,860,668
                                                               ----------   ----------

Total liabilities and partners' equity                         $8,826,848   $8,977,562
                                                               ==========   ==========


Net asset value per outstanding unit of partnership interest   $ 1,166.95   $ 1,139.17
                                                               ==========   ==========







                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JULY 31, 2003 and 2002 (UNAUDITED)


                                                                       2003           2002

Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains on closed contracts                   $   346,039    $ 1,180,877
  Change in net unrealized gains or losses on open contracts          (104,491)       244,177
                                                                   -----------    -----------
                                                                       241,548      1,425,054

Interest income                                                         15,524         24,457
                                                                   -----------    -----------

                                                                       257,072      1,449,511

Expenses:
  Brokerage commissions paid to Affiliate                              159,141        154,786
  Management fees paid to Trading Manager                               86,233         87,436
  Incentive fee paid to Trading Manager                                 10,415         27,677
  Other administrative expenses                                         12,000          4,200
                                                                   -----------    -----------
Total expenses                                                         267,789        274,099
                                                                   -----------    -----------

Net income (loss)                                                  $   (10,717)   $ 1,175,412
                                                                   ===========    ===========

Net income (loss) allocated to General Partner                     $      (329)   $    31,999


Net income (loss) allocated to Limited Partners                    $   (10,388)   $ 1,143,413

Net income (loss) for a unit of partnership interest (for a unit
  outstanding throughout the period)                               $     (1.49)   $    145.45








                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 2003 and 2002 (UNAUDITED)



                                                                       2003          2002

Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains on closed contracts                   $ 1,031,378    $   420,023
  Change in net unrealized losses on open contracts                    (87,647)      (377,815)
                                                                   -----------    -----------
                                                                       943,731         42,208

Interest income                                                         54,273         76,980
                                                                   -----------    -----------

                                                                       998,004        119,188

Expenses:
  Brokerage commissions paid to Affiliate                              473,648        459,468
  Management fees paid to Trading Manager                              263,450        258,739
  Incentive fee paid to Trading Manager                                 27,335        (64,042)
  Other administrative expenses                                         37,000         22,494
                                                                   -----------    -----------
Total expenses                                                         801,433        676,659
                                                                   -----------    -----------

Net income (loss)                                                  $   196,571    $  (557,471)
                                                                   ===========    ===========

Net income (loss) allocated to General Partner                     $     6,111    $   (13,606)

Net income (loss) allocated to Limited Partners                    $   190,460    $  (543,865)

Net income (loss) for a unit of partnership interest (for a unit
  outstanding throughout the period)                               $     27.78    $    (61.84)





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

               FOR THE NINE MONTHS ENDED JULY 31, 2003 (UNAUDITED)



                                                   Limited        General
                                                   Partners       Partner        Total
                                                 -----------    -----------   -----------
Partners' equity at October 31, 2002             $ 8,610,051    $   250,617   $ 8,860,668

Redemption of 459 units of limited partnership
  interest                                          (516,883)             -      (516,883)

Net income                                           190,460          6,111       196,571
                                                 -----------    -----------   -----------

Partners' equity at July 31, 2003                $ 8,283,628    $   256,728   $ 8,540,356
                                                 ===========    ===========   ===========










                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 2003 and 2002 (UNAUDITED)




                                                                                    2003            2002
Cash flows from operating activities:
  Net income (loss)                                                              $   196,571    $  (557,471)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Change in assets and liabilities:
      Due from affiliated broker                                                    (544,851)      (550,246)
      Investment in affiliated general partnerships                                  703,045      1,598,889
      Other assets                                                                    (7,480)        14,506
      Brokerage commissions payable to Affiliate                                        (805)        (6,222)
      Management fees payable to Trading Manager                                      (4,001)        (3,546)
      Incentive fees payable to Trading Manager                                            -        (64,042)
      Other liabilities                                                              (12,632)         3,340
                                                                                 -----------    -----------

Net cash provided by operating activities                                            329,847        435,208


Cash flows from financing activities:
    Redemption of limited partnership interests                                     (329,847)      (435,208)


Net change in cash                                                                         -              -

Cash at beginning of period                                                                -              -
                                                                                 -----------    -----------

Cash at end of period                                                            $        -     $         -
                                                                                 ===========    ===========





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


              NOTES TO FORM JULY 31, 2003 10-Q FINANCIAL STATEMENTS

The unaudited interim financial statements of the Future Fund (the "Partnership") included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial position, results of operations, changes in partners' equity and cash flows of the Partnership for the interim periods presented and are not necessarily indicative of a full year's results.

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

Management, including the Partnership's Chief Executive Officer and Chief Financial Officer, has made an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. During the period covered by the report, there was no change in internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Partnership's internal control over financial reporting. Based upon the evaluation, the Chief Executive Officer and Chief Financial officer have concluded, as of the end of the period covered by this report, that the Partnership's disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been known to them, as appropriate to allow timely decisions regarding required disclosure.

RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. At its August 13, 2003 meeting, the FASB delayed the effective date of FIN 46 for non-registered investment companies that currently account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Audits of Investment Companies (the "Audit Guide"). The Partnership accounts for its investments in this manner and thus is subject to the deferral. The FASB delayed the effective date while the AICPA finalizes its Statement of Position ("SOP") on the clarification of the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. When the AICPA issues the final SOP, the FASB will consider modifying paragraph 4(e) of Interpretation 46 to provide an exception for companies that apply the Audit Guide as revised by the SOP. As General Partner of the Partnership, Heinold Asset Management, Inc. has not yet determined if the Partnership would be required to consolidate certain affiliated General Partnerships if FIN 46 becomes effective for the Partnership. Each of these related party entities are described in further detail in Note 4 of the Partnership's audited financial statements for the year ended October 31, 2002. The General Partner estimates that the Partnership's maximum exposure to loss as a result of its involvement with these affiliated General Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

Each of the General Partnerships had total assets (no liabilities) consisting of the following at July 31, 2003:



                          Due From       Net Unrealized                      Partnership
   Heinold General       Affiliated      Gain (Loss) on         Total         Ownership       Partnership
    Partnership            Broker        Open Contracts        Assets         Percentage       Investment
------------------------------------------------------------------------------------------------------------
        III              $5,929,278         $30,816         $ 5,960,094         45.55%         $2,714,633
        IV                2,743,353          55,574           2,798,927         45.55%          1,274,822
        XI                3,605,615         (23,692)          3,581,923         45.55%          1,631,451
                     ---------------------------------------------------------------------------------------
       Total            $12,278,246         $62,698         $12,340,944         45.55%         $5,620,906
                     =======================================================================================


Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2002:



                          Due From       Net Unrealized                      Partnership
   Heinold General       Affiliated      Gain (Loss) on         Total         Ownership       Partnership
    Partnership            Broker        Open Contracts        Assets         Percentage       Investment
------------------------------------------------------------------------------------------------------------
       III             $ 5,312,318        $  29,820          $ 5,342,138       45.86%         $2,450,064
       IV                2,164,778          (70,429)           2,094,349       45.86%            960,532
        V                3,057,122           78,539            3,135,661       45.86%          1,438,108
       XI                2,992,885          223,754            3,216,639       45.86%          1,475,247
                     ---------------------------------------------------------------------------------------
      Total            $13,527,103         $261,684          $13,788,787       45.86%         $6,323,951
                     =======================================================================================


Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the three months ended July 31, 2003 and 2002:


       Heinold General
         Partnership                       2003               2002
------------------------------------------------------------------------
             III                        $200,913          $  717,735
             IV                           95,454             853,444
              V                          218,098             688,532
             XI                           15,222             828,734
                             -------------------------------------------
            Total                       $529,687          $3,088,445
                             ===========================================

The Partnership was allocated $241,548 and $1,425,054 for the three months ended July 31, 2003 and 2002, respectively.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS (CONTINUED)

Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the nine months ended July 31, 2003 and 2002:



       Heinold General
         Partnership                       2003               2002
------------------------------------------------------------------------
             III                      $  617,956            $ 54,915
             IV                          704,578             586,963
              V                          411,200             126,269
             XI                          365,284            (659,291)
                             -------------------------------------------
            Total                     $2,099,018            $108,856
                             ===========================================


The Partnership was allocated $943,731 and $42,208 for the nine months ended July 31, 2003 and 2002, respectively.


Each of the General Partnerships had Partners' equity consisting of the following for the nine months ended July 31, 2003


                                Partners'                                                 Partners'
     Heinold General            Equity at                Net                              Equity at
       Partnership          October 31, 2002           Income         Redemption        July 31, 2003
--------------------------------------------------------------------------------------------------------
           III                $  5,342,138          $  617,956       $         -         $ 5,960,094
            IV                   2,094,349             704,578                 -           2,798,927
            V                    3,135,661             411,200         (3,546,861)                -
            XI                   3,216,639             365,284                 -           3,581,923
                          ------------------------------------------------------------------------------
          Total                $13,788,787          $2,099,018       $(3,546,861)        $12,340,944
                          ==============================================================================


General Partnership V ceased trading as of June 30, 2003. The General Partnership's assets were distributed to the equity owners according to their respective investment balances. The Partnership received $1,615,483 from the liquidation of this partnership, which is included in Due From Affiliated Broker on the Statement of Financial Condition.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)


Management's discussion and analysis of financial condition as of July 31, 2003 and operating results for the three and nine months ended July 31, 2003 and July 31, 2002.

Note A:                        July 31, 2003          October 31, 2002
                                (Unaudited)
                            -------------------      -------------------
Partners' equity                    $ 8,540,356               $8,860,668


Partners' equity at July 31, 2003 was lower as compared with Partners' equity at October 31, 2002 due to unit redemptions exceeding net income for the period. Net income for the period of 2.2% and total redemptions of 5.8% caused a decrease in total partner's equity of 3.6% over the period. For the nine-month period ending July 31, 2003, the Partnership's Net Asset Value per Unit increased from $1,139.17 at October 31, 2002 to $1,166.95, representing a 2.4% gain. The difference between the net income percentage and the percentage gain in Net Asset Value per Unit is due to the timing of capital transactions.


Note B:                                                 Nine months            Nine months
                                                      ended 7/31/2003        ended 7/31/2002
                                                        (Unaudited)            (Unaudited)
                                                      ---------------        ---------------
Net Realized and Change in Net Unrealized Trading
  Gains                                                     $ 943,731               $ 42,208


Net Realized and Change in Net Unrealized Trading Gains for the nine months ended July 31, 2003 came from first and third quarter trading gains of $760,007 and $241,548 respectively, combined with second quarter losses of $57,824, causing a net trading gain of $943,731 for the period.

During the first quarter, gains were seen in both agricultural products and metals, most notably long gold positions as the demand for gold increased due to renewed interest as a safe investment in uncertain times. Long positions on crude oil were also profitable, as the price for oil rose due to tensions in the Middle East. As the weakening US dollar continued to decline in light of the anticipated conflict with Iraq and potential problems with North Korea, short US dollar positions against other major currencies such as the Euro and the Swiss Franc created significant profits.

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

During the third quarter, the Partnership showed gains. Please see Note C for a more detailed discussion of trading during the period.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

The current results of operations proved to be an improvement over the same period last year, when significant losses were posted in the first two quarters, with even greater gains during the third quarter gains netting out to a slight gain of $42,208 during the nine-month period.

Losses of $1,142,860 and $239,986 for the three months ended January 31, 2002 and April 30, 2002, respectively, were offset by gains of $1,425,054 for the three months ended July 31, 2002, causing a small gain.

Note C:                                                          Three months                  Three months
                                                                ended 7/31/2003               ended 7/31/2002
                                                                  (Unaudited)                   (Unaudited)
                                                                ---------------               ---------------
Net Realized and Change in Net Unrealized Trading
  Gains                                                              $  241,548                   $ 1,425,054



Net Realized and Change in Net Unrealized Trading Gains for the three months ended July 31, 2003 came from net profitable trading during the period. The quarter started out strong with substantial gains in May, but fell off with losses in June and July, netting to a modest gain for the period.

May showed strong gains in the currency and interest rate sectors. The continued downtrend of the US Dollar caused the Euro to hit four-year highs against the Dollar, the Yen, and the British Pound. The Partnership recognized considerable profits in short USD positions against the Euro, as well as long Euro positions against the Yen.

In June, performance turned towards the negative, as unfavorable conditions in other market sectors such as agricultural futures, metals, and equity indices posted losses for the month. Long gold positions performed poorly, while the energy and bond sectors also recorded losses.

In July, losses were posted in part due to highly volatile currency markets. The US dollar started to rise, causing the short US Dollar positions which were extremely profitable earlier in the period to decline. A surge in the Yen also hurt performance in the currency sector.

The current gain was not as substantial as the results for the three months ended July 31, 2002 when the Partnership posted significant gains after two unprofitable months.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of September, 2003.

                                     THE FUTURE FUND

                                     By HEINOLD ASSET MANAGEMENT, INC.
                                        General Partner

                                     By  /s/ Thomas M. Harte
                                        -----------------------------
                                        Thomas M. Harte
                                        President and Chief Executive Officer

                                     By  /s/ Ira Polk
                                        -----------------------------
                                        Ira Polk
                                        Chief Financial Officer