Form 10-K
period 2003-10-31
FUTURE FUND
filed 2004-01-27
CIK 277807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended: October 31, 2003

                [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-9202

                                 THE FUTURE FUND
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Illinois                                          36-3033727
    ----------------------                               --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                          440 South LaSalle, 20th Floor
                             Chicago, Illinois 60605
                          -----------------------------
                    (Address of principal executive offices)

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

                  Yes  [X]                  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                  Yes  [ ]                  No [X]

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

Documents Incorporated by Reference:
See Part IV, Item 15.

                                     PART I

Item 1.  Business.

                  (a) General development of business. The Future Fund (the "Partnership") is a limited partnership organized on November 30, 1978 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Uniform Limited Partnership Act of the State of Illinois. On July 31, 1987, the Partnership elected to be governed under the Illinois Revised Uniform Limited Partnership Act. The Partnership was formed to engage in the speculative trading of futures, options on futures and forward contracts.

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

                  The General Partner invested $128,000 in the Partnership at the outset of trading and purchased additional Units for $6,500 during fiscal year 1985. The net asset value of the General Partner's interest in the Partnership, after the redemption of 583 Unit-equivalents for $355,239 on October 1, 1988, 379 Unit-equivalents for $248,362 on November 1, 1991 and 111 Unit-equivalents for $91,757 on October 31, 1994, was $254,485 as of October 31, 2003.

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

                  The Partnership pays commodity brokerage commissions to the Commodity Broker at an annual rate of 7% of month-end Net Assets per year, plus National Futures Association ("NFA") and give-up fees.

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

                  (b) Financial information about industry segments. The Partnership's business constitutes only one segment for financial reporting purposes; speculative trading of futures, options on futures and forward contracts. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 2003 are set forth under "Item 6. Selected Financial Data."

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

                  (b) Holders. As of November 1, 2003, there were 377 holders of Units.

                  (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.

                  The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 2003.

                                     Fiscal         Fiscal         Fiscal          Fiscal        Fiscal
                                   Year Ended     Year Ended     Year Ended      Year Ended     Year Ended
                                   October 31,    October 31,     October 31,    October 31,    October 31,
                                      2003           2002           2001           2000           1999
                                      ----           ----           ----           ----           ----
Net gain (loss) on
  trading of futures
  and forward contracts           $  1,103,325   $    379,060   $  3,411,109    $   (130,950)  $   (482,764)
Interest income                         68,668        108,814        319,986         471,942        433,133
                                  ------------   ------------   ------------    ------------   ------------

Total income (loss)                  1,171,993        487,874      3,731,095         340,992        (49,631)
                                  ============   ============   ============    ============   ============

Brokerage commissions                  621,866        621,027        686,884         718,235        896,686

Management fees                        344,570        349,622        386,975         403,524        505,109

Incentive fees                          27,355         35,822        208,825               0         21,155

Other                                   57,000         29,494         31,394          26,600         49,200
                                  ------------   ------------   ------------    ------------   ------------

Total expenses                       1,050,771      1,035,965      1,314,078       1,148,359      1,472,150
                                  ============   ============   ============    ============   ============

Net income (loss)                 $    121,222   $   (548,091)  $  2,417,017    $   (807,367)  $ (1,521,781)
                                  ============   ============   ============    ============   ============

Net income (loss) allocated to:
  General Partner                 $      3,868   $    (13,347)  $     59,613    $    (17,420)  $    (30,133)
                                  ============   ============   ============    ============   ============

  Limited Partners                $    117,354   $   (534,744)  $  2,357,404    $   (789,947)  $ (1,491,648)
                                  ============   ============   ============    ============   ============

Net income (loss) for a unit
  of partnership interest
  (for a unit outstanding
  throughout each year)           $      17.58   $     (60.66)  $     270.96    $     (79.19)  $    (136.96)
                                  ============   ============   ============    ============   ============

Total assets                      $  8,536,063   $  8,977,562   $ 10,331,944    $  8,918,596   $ 11,083,035
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

Critical Accounting Policies

Asset Valuation

The Partnership's investments in Account Partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the affiliated general partnerships which are based entirely on the investments of the affiliated general partnerships. The affiliated general partnerships value their underlying financial instruments on a mark-to-market basis of accounting, using daily settlement prices established by the exchange on which the instruments are traded.

Revenue Recognition

The Partnership recognizes equity in income (loss) of the Account Partnerships, which represents the Partnership's pro-rata share of profits and losses arising from its investment in these Account Partnerships. The Account Partnerships recognize realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or quoted value, in the current period. All trading activities are accounted for on a trade-date basis. Assets, liabilities, gains and losses denominated in foreign currencies are translated at end-of-period spot exchange rates. The resulting net realized and unrealized foreign exchange gains and losses are not material and are reflected as equity in income (loss) of affiliated general partnerships on the statements of operations.

Income and Expenses

Income consists of interest income, which is recognized on an accrual basis. Expenses consist of those as described in Note 3 of the financial statements and are recorded on an accrual basis. Net income (loss) per unit of Partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. The Account Partnerships incur no expenses.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. In August 2003, the FASB delayed the effective date of FIN 46 for non-registered investment companies that currently account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Audits of Investment Companies (the "Audit Guide"). The Partnership accounts for its investments in this manner and thus is subject to the deferral. The FASB delayed the effective date while the AICPA finalizes its Statement of Position ("SOP") on the clarification of the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. When the AICPA issues the final SOP, the FASB will consider modifying paragraph 4(e) of Interpretation 46 to provide an exception for companies that apply the Audit Guide as revised by the SOP. As General Partner of the Partnership, Heinold Asset Management, Inc. has not yet determined if the Partnership would be required to consolidate certain affiliated General Partnerships if FIN 46 becomes effective for the Partnership. Each of these related party entities are described in further detail in Note 4 of the financial statements. The General Partner estimates that the Partnership's maximum exposure to loss as a result of its involvement with these affiliated General Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

Capital Resources

                  The Partnership does not intend to raise any additional capital through borrowing and because it is a closed-end fund, it cannot sell any additional Units unless it undertakes a new public offering, which would require a registration statement to be filed with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, U.S. Treasury securities and investments in futures, options on futures and forward contracts.

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

Results of Operations

                  Operating results showed a profit for the fiscal year ended October 31, 2003, a loss for the fiscal year ended October 31, 2002 and a profit for the fiscal year ended October 31, 2001.

                  The Net Asset Value per Unit as of October 31, 2003, October 31, 2002 and October 31, 2001 was $1,156.75, $1,139.17 and $1,199.83,
respectively. The increase for the fiscal year ended October 31, 2003 represented an increase of 1.54%.

                  The net realized trading gains (losses) on closed contracts for the fiscal years ended October 31, 2003, October 31, 2002 and October 31, 2001 were $796,377, $1,125,630 and $2,705,630, respectively.

Fiscal Year 2003

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

                  During the second quarter, the Partnership netted a loss. Volatility due to international tensions and economic worries kept the markets from getting a general sense of direction. As a result, the Partnership showed both gains and losses in various commodities, finishing the period with a slight loss. Gains on long crude oil positions due to oil prices reaching highs in February were turned to losses in March, as prices dropped considerably. Trading in currencies also showed both gains and losses as prolonged anxiety about the war was reflected in narrow price changes in most major currencies. US Treasury positions posted losses, then gains, while long Euro Bond positions posted negative returns after sharp price falls.

                  The Partnership began the third quarter by posting strong gains in the currency and interest rate sectors. The continued downtrend of the US Dollar caused the Euro to hit four-year highs against the Dollar, the Yen and the British Pound. The Partnership recognized considerable profits in short US Dollar positions against the Euro, as well as long Euro positions against the Yen. Mid-quarter, performance turned towards the negative, as unfavorable conditions in other market sectors such as agricultural futures, metals, and equity indices posted losses for the month. Long gold positions performed poorly, while the energy and bond sectors also recorded losses. Towards the end of the quarter, losses were posted in part due to highly volatile currency markets. The US Dollar started to rise, causing the short US Dollar positions which were extremely profitable earlier in the period to decline. A surge in the Yen also hurt performance in the currency sector.

                  During the fourth quarter, the most influential factor affecting trading seemed to be the mixed economic data released throughout the period. Early in the quarter, losses were posted on S&P futures, Treasury Bonds and 10-year Note futures, as economic data was less optimistic than data published earlier in the summer. Later in the quarter, the Partnership saw profits with long positions on the S&P as much awaited positive economic data drove the markets higher. Metals also showed mixed results. Trading was unprofitable in precious metals such as gold and silver as the improving global economic outlook made safer investments less appealing, while industrial metals, particularly long copper positions, showed profits which offset losses as copper climbed to multi-year highs in October. Losses were posted overall in crude oil, as early profits from long positions were later offset as crude fell sharply in September, then again surged upward due to OPEC's announcement of future production cuts. The agricultural sector was consistently profitable throughout the period, as cold weather forcasts across the Midwest and tight supplies pushed prices higher. The Partnership showed gains on soybeans, soymeal, and cotton, most notably long soybean positions, as prices reached their highest levels since 1995.

Fiscal Year 2002

                  During the first half of fiscal year 2002, the Partnership was hindered by short positions in Aluminum, Copper and Nickel. These short metal positions were unprofitable as worldwide demand continued to be strong for industrial metals. Also, losses were incurred in short foreign currency positions due to the continued decline of the US Dollar resulting from weak economic data and the uncertain direction of interest rates.

                  During the second half of fiscal year 2002, the Net Asset Value of the Partnership increased by 14.77%. Gains resulted during the period due to long positions in British-Pounds, Euro Dollars, Swiss Franc, and the Japanese Yen. These long positions were profitable as investors began reconsidering their expectations of future interest rate hikes causing the US dollar to decline against major foreign currencies. Further gains were earned in the financial sectors as domestic bond yields continued to fall, enabling the portfolios to benefit from its long bond exposure in US 2-year notes, 5-year notes, and 10-year notes.

                  Also, gains were realized from long positions in Crude Oil, Heating Oil, Unleaded Gas, and Natural Gas as energy prices continued their upward trends.

Fiscal Year 2001

                  For fiscal year 2001, the Partnership's Net Asset Value per Unit increased from $928.87 at October 31, 2000 to $1,199.83 at October 31, 2001. This increase resulted in a 29.17% increase for the fiscal year. The majority of the gains resulted from trading activities in November and December where the Partnership's Net Asset Value per Unit increased 14.95%. Gains resulted during this period due to long positions in the Euro Dollar, Swiss Franc, British Pound and the Eurex E-Bund. These gains resulted from the continued decline in the US Dollar based on changed expectations of future levels of US interest rates.

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

                  Inflation is not a significant factor in the Partnership's profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                  The Partnership is a commodity pool which invests in, and is a general partner of, a series of Account Partnerships as discussed in Item 1. The Account Partnerships engage exclusively in the speculative trading of futures, options on futures and forward contracts. The market-sensitive instruments held by the underlying Account Partnerships are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Partnership's main business activities.

                  The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings.

                  The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

                  The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value. While the Partnership has general partner liability with respect to the Account Partnerships, as a limited partnership, each of the Partnership's limited partners' risk is limited to the amount of their respective investments. The General Partner of the Partnership would be liable for any losses exceeding the carrying value of the investments for the Partnership as a whole. Notwithstanding, the General Partner estimates that the Partnership's maximum exposure to loss as a result of its investments with the Account Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

Item 8.  Financial Statements and Supplementary Data.

                  Financial statements are listed on page F-1 of this report.

                  Selected unaudited quarterly financial information is as follows:

                                                                          Net Income (Loss)
                       Total Income (Loss)       Net Income (Loss)             per Unit
                       ------------------        ----------------         -----------------
October 31, 2003       $      173,989            $     (75,348)              $    (10.20)

July 31, 2003          $      257,072            $     (10,717)              $     (1.49)

April 30, 2003         $      (38,901)           $    (286,828)              $    (38.25)

January 31, 2003       $      779,833            $     494,115               $     67.52

October 31, 2002       $      368,645            $       9,378               $      1.18

July 31, 2002          $    1,449,551            $   1,175,412               $    145.45

April 30, 2002         $     (218,157)           $    (452,665)              $    (54.81)

January 31, 2002       $   (1,112,165)           $  (1,280,216)              $   (152.48)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  The Partnership filed a Form 8-K on September 13, 2002 indicating a change in auditors for the fiscal year ended October 31, 2002. Such Form 8-K is herein incorporated by reference. A report from Ernst & Young LLP dated December 7, 2001 related to their audit of the financial statements for the period ended October 31, 2001 is filed as part of the financial statements to this report.

Item 9A.  Controls and Procedures.

                  (a) As of the end of the period covered by this report, the General Partner, on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures required by Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective.

                  (b) There have been no significant changes in the Partnership's internal controls or in other factors that materially affected or could materially affect these controls subsequent to the date of their evaluation.

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

                  (b) Security ownership of management.

                  Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Manager who also acts as General Partner, pursuant to its Management Agreement with the Partnership, enters into Management Contracts with the Trading Advisors who have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 220 Unit-equivalents valued at $254,485 as of October 31, 2003, 3.02% of the Partnership's total equity.

                  (c) Changes in control.

                       None

Item 13.  Certain Relationships and Related Transactions.

                  See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Item 14.  Principal Accounting Fees and Services.

                  (a)      Audit Fees.

                  The aggregate fees billed for each of the last two fiscal years for services rendered by the Partnership's principal auditor, PricewaterhouseCoopers LLP ("PWC"), for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years were as follows:

2002             $ 34,200
2003             $ 48,750

                  Of the amounts listed above, the Partnership was allocated $11,200 and $26,250 for the years ended 2002 and 2003, respectively. The remaining amounts were paid by the General Partner.

                  The aggregate fees billed for fiscal year 2001 for services rendered by the Partnership's former principal auditor, Ernst & Young LLP, for the audit of the Partnership's 2001 financial statements and review of the financial statements included in the Partnership's

Form 10-Q for the first two quarters of 2002, was $12,000. Of this amount, the Partnership was allocated $8,500. The remaining amount was paid by the General Partner.

                  (b)      Audit-Related Fees.

                  The aggregate fees billed for each of the last two fiscal years for assurance and related services by PWC that are reasonably related to the performance of the audit or review of the Partnership's financial statements and are not reported in Item 14 (a) Audit Fees were as follows:

2002             $      0
2003             $ 12,500

                  These fees related to services provided by PWC in connection with comment letters from the Securities and Exchange Commission relating to the Partnership's Form 10-K for the fiscal year ended October 31, 2002. The entire amount of the fees above were paid by the General Partner.

                  (c)      Tax Fees.

                  There were no fees billed for each of the last two fiscal years for professional services rendered by PWC for tax compliance, tax advice, and tax planning.

                  (d)      All Other Fees.

                  There were no fees billed for each of the last two fiscal years for products and services provided by PWC other than the services reported in Item 14 (a) Audit Fees and Item 14 (b) Audit-Related Fees.

                  (e) Procedures for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

                  The Board of Directors of the Partnership's General Partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Partnership and its independent auditors. PWC's engagement to conduct the audit of the Partnership was approved by the Board of Directors on November 13, 2002.

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

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  The above exhibits are filed herewith.

                  (b) Reports on Form 8-K

                  The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 2003.

                  (d) Financial Statements of Subsidiaries

(1)                        Heinold General Partnership Account III
(2)                        Heinold General Partnership Account IV
(3)                        Heinold General Partnership Account V
(4)                        Heinold General partnership Account IX
(5)                        Consent of Ernst & Young LLP

                  The above exhibits are filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 13th day of January, 2004.

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

                                   Title with
Signature                        General Partner                      Date
---------                        ---------------                      ----
/s/ Thomas M. Harte          President (chief operating         January 13, 2004
-----------------------      officer) and Director
    Thomas M. Harte

/s/ Ira Polk                 Chief Financial Officer            January 13, 2004
------------------           (principal accounting officer)
    Ira Polk                 and Director

                  (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                General Partner of                 January 13, 2004
MANAGEMENT, INC.             Registrant

By /s/ Thomas M. Harte
   -------------------
       Thomas M. Harte
       President

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
INDEX
OCTOBER 31, 2003, 2002, AND 2001

                                              PAGE(S)
                                              -------
REPORTS OF INDEPENDENT AUDITORS............      1-2

FINANCIAL STATEMENTS

Statements of Financial Condition..........        3

Statements of Operations...................        4

Statements of Changes in Partners' Equity..        5

Statements of Cash Flows...................        6

Notes to Financial Statements..............     7-13

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Partners of the Future Fund:

In our opinion, the accompanying statements of financial condition and the related statements of operations, changes in partners' equity and cash flows present fairly, in all material respects, the financial position of the Future Fund (the "Partnership") at October 31, 2003 and 2002, and the results of its operations, the changes in its partners' equity and its cash flows for each of the two years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates by the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

January 13, 2004                             /s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois                              PricewaterhouseCoopers LLP

                         REPORT OF INDEPENDENT AUDITORS

The Partners
The Future Fund

We have audited the accompanying statements of operations, changes in partners' equity, and cash flows of The Future Fund (the Partnership) for the year ended October 31, 2001. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Future Fund for the year ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ ERNST & YOUNG LLP

Chicago, Illinois
December 7, 2001

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
STATEMENTS OF FINANCIAL CONDITION
OCTOBER 31, 2003 AND 2002

                                                                  2003         2002
ASSETS
Investment in affiliated general partnerships                  $4,912,003   $6,323,951
Due from affiliated broker                                      3,618,402    2,653,611
Other assets                                                        5,658            -
                                                               ----------   ----------
            Total assets                                       $8,536,063   $8,977,562
                                                               ==========   ==========
LIABILITIES AND PARTNERS' EQUITY
Current liabilities
  Brokerage commissions payable to Affiliate                   $   49,703   $   52,230
  Redemptions payable                                              24,789       11,346
  Management fees payable to Trading Manager                       28,045       29,486
  Other liabilities                                                15,523       23,832
                                                               ==========   ==========
            Total liabilities                                     118,060      116,894
                                                               ----------   ----------
Partners' equity
  Limited partners (7,057 and 7,558 units outstanding
   at October 31, 2003 and 2002, respectively)                  8,163,518    8,610,051
  General partner (220 unit equivalents outstanding)              254,485      250,617
                                                               ----------   ----------
            Total partners' equity                              8,418,003    8,860,668
                                                               ----------   ----------
            Total liabilities and partners' equity             $8,536,063   $8,977,562
                                                               ==========   ==========
Net asset value per outstanding unit of partnership interest   $ 1,156.75   $ 1,139.17
                                                               ==========   ==========

    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2003, 2002, AND 2001

                                                  2003          2002           2001
EQUITY IN INCOME (LOSS) OF AFFILIATED
 GENERAL PARTNERSHIPS
Net realized trading gains on
 closed contracts                             $   796,377   $ 1,125,630    $ 2,705,630
Change in net unrealized gains (losses) on
 open contracts                                   306,948      (746,570)       705,479
                                              -----------   -----------    -----------
                                                1,103,325       379,060      3,411,109

Interest income                                    68,668       108,814        319,986
                                              -----------   -----------    -----------
                                                1,171,993       487,874      3,731,095
                                              -----------   -----------    -----------
EXPENSES
Brokerage commissions paid to Affiliate           621,866       621,027        686,884
Management fees paid to Trading Manager           344,570       349,622        386,975
Incentive fees paid to Trading Manager             27,335        35,822        208,825
Other administrative expenses                      57,000        29,494         31,394
                                              -----------   -----------    -----------
                                                1,050,771     1,035,965      1,314,078
                                              ===========   ===========    ===========
         Net income (loss)                    $   121,222   $  (548,091)   $ 2,417,017
                                              ===========   ===========    ===========
NET INCOME (LOSS) FOR A UNIT OF PARTNERSHIP
 INTEREST (FOR A UNIT OUTSTANDING THROUGHOUT
 EACH YEAR)
General partner                               $     17.58   $    (60.66)   $    270.96
                                              ===========   ===========    ===========
Limited partners                              $     17.58   $    (60.66)   $    270.96
                                              ===========   ===========    ===========
NET INCOME (LOSS) ALLOCATED TO
General partner                               $     3,868   $   (13,347)   $    59,613
                                              ===========   ===========    ===========
Limited partners                              $   117,354   $  (534,744)   $ 2,357,404
                                              ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED OCTOBER 31, 2003, 2002, AND 2001

                                         LIMITED         GENERAL
                                         PARTNERS        PARTNERS          TOTAL
PARTNERS' EQUITY AT OCTOBER 31, 2000   $  8,452,667    $    204,351    $  8,657,018
Redemption of 898 units of limited
 partnership interest                      (969,013)              -        (969,013)

Net income                                2,357,404          59,613       2,417,017
                                       ------------    ------------    ------------
PARTNERS' EQUITY AT OCTOBER 31, 2001      9,841,058         263,964      10,105,022
Redemption of 644 units of limited
 partnership interest                      (696,263)              -        (696,263)

Net loss                                   (534,744)        (13,347)       (548,091)
                                       ------------    ------------    ------------
PARTNERS' EQUITY AT OCTOBER 31, 2002      8,610,051         250,617       8,860,668
Redemption of 501 units of limited
 partnership interest                      (563,887)              -        (563,887)

Net income                                  117,354           3,868         121,222
                                       ------------    ------------    ------------
PARTNERS' EQUITY AT OCTOBER 31, 2003   $  8,163,518    $    254,485    $  8,418,003
                                       ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2003, 2002, AND 2001

                                                      2003           2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $   121,222    $  (548,091)   $ 2,417,017
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities
 Change in assets and liabilities:
  Investment in affiliated general partnerships     1,411,948       (860,443)    (1,388,615)
  Due from affiliated broker                         (964,791)     2,190,258        (26,012)
  Other assets                                         (5,658)        24,567          1,279
  Brokerage commissions payable to Affiliate           (2,527)        (8,032)         8,321
  Management fees payable to Trading Manager           (1,441)        (4,619)         4,945
  Incentive fees payable to Trading Manager                 -        (91,719)        91,719
  Other liabilities                                    (8,309)        22,435        (12,979)
                                                  ===========    ===========    ===========
         Net cash provided by operating
          activities                                  550,444        724,356      1,095,675
                                                  -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of limited partnership interests          (550,444)      (724,356)    (1,095,675)
                                                  -----------    -----------    -----------
         Net cash used in financing activities       (550,444)      (724,356)    (1,095,675)
                                                  -----------    -----------    -----------
Net change in cash                                          -              -              -

CASH
Beginning of year                                           -              -              -
                                                  -----------    -----------    -----------
End of year                                       $         -    $         -    $         -
                                                  ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

1.       ORGANIZATION OF THE PARTNERSHIP

         The Future Fund (the "Partnership") was organized in November 1978, under the Illinois Uniform Limited Partnership Act, for purposes of engaging in the speculative trading of futures, options on futures, and forward contracts. Heinold Asset Management, Inc. ("HAMI" or the "General Partner"), a wholly owned subsidiary of Man Group USA Inc., is the general partner of the Partnership.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

         Investments in affiliated general partnerships are valued at fair value as determined by the General Partner. In determining fair value, the General Partner utilizes the valuations of the affiliated general partnerships which are based entirely on the investments of the affiliated general partnerships. The affiliated general partnerships value their underlying financial instruments on a mark-to-market basis of accounting, using daily settlement prices established by the exchange on which the instruments are traded. The income (loss) from investments in affiliated general partnerships are presented in the statements of operations on a pro rata basis.

         DUE FROM AFFILIATED BROKER

         Due from affiliated broker consists of balances, including interest receivable, due from Man Financial Inc ("Man"), an affiliate of the General Partner. Man pays the Partnership interest on the Partnership's daily balance at a rate generally equal to 90% of the published 90-day U.S. Treasury bill rate.

         Man is registered with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant and is a member of the National Futures Association, an industry self-regulatory agency.

         EQUITY IN INCOME (LOSS) OF AFFILIATED GENERAL PARTNERSHIPS

         Equity in income (loss) of affiliated general partnerships represents the Partnership's share of profits and losses arising from its investment in the affiliated general partnerships. The affiliated general partnerships recognize realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or quoted value in the current period. All trading activities are accounted for on a trade -date basis. Assets, liabilities, gains and losses denominated in foreign currencies are translated at end-of-period spot exchange rates. The resulting net realized and unrealized foreign exchange gains and losses are not material and are reflected as equity in income (loss) of affiliated general partnerships on the statements of operations.

         INCOME AND EXPENSES

         Income consists of interest income and is recognized on an accrual basis. Expenses consist of those as described in Note 3 and are also recorded on an accrual basis.

         INCOME TAXES

         Income taxes are not provided for by the Partnership because taxable income (loss) of the Partnership is includable in the income tax returns of the partners.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

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

         CONTINGENCIES

         In the normal course of business, the Partnership enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on experience, the General Partner expects the risk of loss to be remote.

         RECENT ACCOUNTING PRONOUNCEMENT

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. In August 2003, the FASB delayed the effective date of FIN 46 for non-registered investment companies that currently account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Audits of Investment Companies (the "Audit Guide"). The Partnership accounts for its investments in this manner and thus is subject to the deferral. The FASB delayed the effective date while the AICPA finalizes its Statement of Position ("SOP") on the clarification of the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. When the AICPA issues the final SOP, the FASB will consider modifying paragraph 4(e) of Interpretation 46 to provide an exception for companies that apply the Audit Guide as revised by the SOP. As General Partner of the Partnership, Heinold Asset Management, Inc. has not yet determined if the Partnership would be required to consolidate certain affiliated General Partnerships if FIN 46 becomes effective for the Partnership. Each of these related party entities are described in further detail in Note 4. The General Partner estimates that the Partnership's maximum exposure to loss as a result of its involvement with these affiliated General Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

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

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

         Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on ten days' prior written notice to the General Partner. The Partnership is scheduled to be dissolved on July 1, 2025, or upon the occurrence of certain events as specified in the limited partnership agreement. The Partnership is closed to new subscriptions.

         The Partnership bears the expenses incurred in connection with its activities. These expenses include, but are not limited to, brokerage commissions, trading advisors' management and incentive fees, legal, a portion of the audit fee, tax return preparation and filing fees.

4.       INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

         The Partnership invests in a series of private affiliated general partnerships ("Account Partnerships") formed together with other limited partnerships of which HAMI acts as General Partner. The Account Partnerships engage in the speculative trading of futures and forward contracts based on their respective trading strategies. The Partnership shares pro rata in profits and losses of such Account Partnerships, based on the capital that the Partnership commits, as defined in the offering document, to each Account Partnership.

         A separate Account Partnership is utilized for each Commodity Trading Advisor ("Trading Advisor") that the General Partner selects to trade Partnership assets. An affiliate of the General Partner is the Trading Advisor for Heinold General Partnership Account III. Under the terms of their respective management contracts, each Trading Advisor has sole responsibility for determining the Account Partnership's trades. Each Trading Advisor has been directed by HAMI to trade each Account Partnership based on the level of capital the Partnership commits. As compensation for these services, each Trading Advisor receives a monthly management fee paid by HAMI and allocated to the Partnership based on a percentage of the Partnership's month-end assets, as defined in the offering document. Each Trading Advisor also receives a quarterly or annual incentive fee paid by HAMI and allocated to the Partnership based on a percentage of new trading profits, as defined in the offering document. The incentive fee is retained by a Trading Advisor even when trading losses, as defined in the offering document, occur in subsequent periods; however, no further incentive fees are payable until such trading losses (other than those attributable to redemptions) are recouped by the Account Partnership. At October 31, 2003, there were carryforward losses related to the Partnership for incentive fee purposes as follows: Heinold General Partnership Account III $54,145, Heinold General Partnership Account IV $96,782 and Heinold General Partnership Account VI $190,579.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

         At October 31, 2003, investments in and capital committed to Account Partnerships were as follows:

                                              ALLOCATED ASSETS
                                          -----------------------
                                                         TOTAL
                                                        TRADING
          ACCOUNT PARTNERSHIP             INVESTMENT    CAPITAL
Heinold General Partnership Account III   $1,945,630   $2,518,838
Heinold General Partnership Account IV     1,292,829    3,100,418
Heinold General Partnership Account XI     1,673,544    2,794,316
                                          ----------   ----------
                                          $4,912,003   $8,413,572
                                          ==========   ==========

         At October 31, 2002, investments in and capital committed to Account Partnerships were as follows:

                                              ALLOCATED ASSETS
                                          -----------------------
                                                         TOTAL
                                                        TRADING
          ACCOUNT PARTNERSHIP             INVESTMENT    CAPITAL
Heinold General Partnership Account III   $2,450,064   $1,761,312
Heinold General Partnership Account IV       960,532    2,367,643
Heinold General Partnership Account V      1,438,108    2,535,784
Heinold General Partnership Account XI     1,475,247    2,180,869
                                          ----------   ----------
                                          $6,323,951   $8,845,608
                                          ==========   ==========

         In the tables above, Investment represents the corresponding amount the Partnership has invested in each Account Partnership as of the date of the Statements of Financial Condition. Total Trading Capital represents the capital committed by the Partnership to the respective Account Partnership's Trading Advisor to manage. Total Trading Capital for the Partnership as a whole represents an allocation of substantially all the Partnership's assets, less amounts withheld to cover current expenses. The difference between the total capital committed and the amount invested is additional capital committed from Partnership assets classified as Due from Affiliated Broker in the Statements of Financial Condition. At October 31, 2002, the Partnership's investment in Heinold General Partnership Account III exceeded the amount committed to the Account Partnership for trading. These funds were not included as part of the Trading Advisor's allocation and the excess of the Investment over the Trading Capital was subsequently transferred and is currently included in Due from Affiliated Broker in the Statement of Financial Condition.

         The Partnership's ownership percentage of the total assets of each Account Partnership (Investment) as of October 31, 2003 and 2002, and the proportionate share of Account Partnership income for the months then ended was 45.74% and 45.86%, respectively. This percentage varies monthly and is calculated as the ratio of the capital the Partnership commits to the total amount committed to the Account Partnerships at the beginning of each month.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

         Each of the Account Partnerships had total assets (no liabilities) consisting of the following at October 31, 2003:

                                                           NET
                                              DUE      UNREALIZED
                                             FROM      GAIN (LOSS)
                                          AFFILIATED     ON OPEN
          ACCOUNT PARTNERSHIP               BROKER      CONTRACTS       TOTAL
Heinold General Partnership Account III   $4,143,995   $   109,420   $4,253,415
Heinold General Partnership Account IV     2,450,898       375,404    2,826,302
Heinold General Partnership Account XI     3,218,004       440,590    3,658,594

         Each of the Account Partnerships had total assets (no liabilities) consisting of the following at October 31, 2002:

                                                           NET
                                              DUE      UNREALIZED
                                             FROM      GAIN (LOSS)
                                          AFFILIATED     ON OPEN
          ACCOUNT PARTNERSHIP               BROKER      CONTRACTS       TOTAL
Heinold General Partnership Account III   $5,312,318   $    29,820   $5,342,138
Heinold General Partnership Account IV     2,164,778       (70,429)   2,094,349
Heinold General Partnership Account V      3,057,122        78,539    3,135,661
Heinold General Partnership Account XI     2,992,885       223,754    3,216,639

         Each of the Account Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the years ended October 31, 2003, 2002 and 2001.

          ACCOUNT PARTNERSHIP                 2003          2002           2001
Heinold General Partnership Account I     $         -   $         -    $ 1,357,112
Heinold General Partnership Account II              -             -        (54,646)
Heinold General Partnership Account III       758,873        62,783      2,083,829
Heinold General Partnership Account IV        777,783       894,668              -
Heinold General Partnership Account V         411,200       397,627      1,435,884
Heinold General Partnership Account XI        500,609      (505,999)     2,567,993
                                          -----------   -----------    -----------
                                          $ 2,448,465   $   849,079    $ 7,390,172
                                          ===========   ===========    ===========

         General Partnership Account V ceased trading as of June 30, 2003. The Account Partnership's assets were distributed to the equity owners according to their respective investment balances. The Partnership received $1,615,483 from the liquidation of this partnership, which is included in Due from affiliated broker on the Statement of Financial Condition.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

         The Account Partnerships incur no expenses. Each Account Partnership's funds are held by, and its transactions cleared through, Man. These funds are used to meet minimum margin requirements for all of the Account Partnership's open positions as set by the exchange where each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements. In the ordinary course of business, the Account Partnerships enter into forward contracts on an arms-length basis with Man Financial Ltd and Man Capital LLC, affiliates of the General Partner.

5.       AGREEMENTS

         The Partnership has a brokerage contract with Man which provides that the Partnership pay a monthly brokerage fee of 0.5833% (7% annually) of the Partnership's month-end net assets, as defined, plus NFA fees and related give-up charges.

         The Trading Manager receives a monthly management fee at an annual rate of 4% of the month-end Net Asset Value of the Partnership. The Trading Manager in turn will pay to each trading advisor a management fee equal to 2% to 3% of the assets allocated to each trading advisor to be calculated and paid monthly. The Trading Manager will also receive an incentive fee equal to 20% of any New Trading Profit, as defined in the Partnership's offering document, attributable to each trading advisor to be calculated and paid quarterly. The Trading Manager in turn will pay to each trading advisor an incentive fee equal to 15% to 20% of any New Trading Profit attributable to each trading advisor to be calculated and paid quarterly.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Account Partnerships trade derivative financial instruments. Derivative financial instruments involve varying degrees of market risk, whereby changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of the amounts reflected in the summarized financial information of each respective General Partnership in Note 4.

         Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. Each Account Partnership's exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Account Partnership has gains. Exchange-traded financial instruments, such as futures and options on futures contracts, give rise to limited counterparty exposure as the clearing organization acts as the counterparty to all contracts.

         The Partnership has general partner liability with respect to its interest in each of the Account Partnerships.

         The Partnership's and Account Partnership's assets held at Man are in segregated accounts as required by the Commodity Futures Trading Commission.

THE FUTURE FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2002, AND 2001

7.       FINANCIAL HIGHLIGHTS

         The following represents the ratios to average limited partners' equity and other supplemental information for the year ended October 31, 2003:

PER SHARE OPERATING PERFORMANCE
Beginning net asset value                                       $   1,139.17
Income (loss) from operations
  Net gains on investments in affiliated general partnerships         148.91
  Net investment loss*                                               (131.33)
                                                                ------------
         Total from operations                                         17.58
                                                                ------------
         Ending net asset value                                 $   1,156.75
                                                                ============
Total return**                                                          1.54 %
                                                                ============
RATIOS TO AVERAGE LIMITED PARTNERS' EQUITY
Expenses                                                               12.01 %
                                                                ============
Net investment loss*                                                  (11.23)%
                                                                ============

* Net investment loss includes all expenses net of interest income.

** An individual investors' return may vary from this return based on the timing of capital transactions.

                         OATH OF COMMODITY POOL OPERATOR

To the best of my knowledge and belief, the information contained herein is accurate and complete.

Heinold Asset Management, Inc.
(Commodity Pool Operator)
The Future Fund

/S/ Ira Polk                                January 13, 2004
--------------------------                  ----------------
Ira Polk                                    Date
Chief Financial Officer