Form 10-Q
period 2004-01-31
FUTURE FUND
filed 2004-03-09
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

                                      YES X

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                 THE FUTURE FUND

                        (An Illinois Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                   1/31/2004      10/31/2003
                                                                  (UNAUDITED)
                           ASSETS

Investments in affiliated general partnerships                    $5,506,436      $4,912,003
Due from affiliated broker                                         3,133,652       3,618,402
Other assets                                                          21,208           5,658
                                                                  ----------      ----------
Total assets                                                      $8,661,296      $8,536,063
                                                                  ==========      ==========

               LIABILITIES & PARTNERS' EQUITY

Brokerage commissions payable to Affiliate                        $   50,414      $   49,703
Redemptions payable                                                   24,121          24,789
Management fees payable to Trading Manager                            28,444          28,045
Incentive fees payable to Trading Manager                              2,405              --
Other liabilities                                                     18,894          15,523
                                                                  ----------      ----------
Total liabilities                                                    124,278         118,060
                                                                  ==========      ==========



Partners' equity:
Limited Partners (6,859 and 7,057 units outstanding
   at January 31, 2004 and October 31, 2003)                       8,271,687       8,163,518
General Partner (220 units outstanding
   at January 31, 2004 and October 31, 2003)                         265,331         254,485
                                                                  ----------      ----------

Total partners' equity                                             8,537,018       8,418,003
                                                                  ----------      ----------

Total liabilities and partners' equity                            $8,661,296      $8,536,063
                                                                  ==========      ==========


Net asset value per outstanding unit of partnership interest      $ 1,206.05      $ 1,156.75
                                                                  ==========      ==========




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 and 2003
                                   (UNAUDITED)

                                                                     2004            2003
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains on closed contracts                  $ 809,584       $ 263,912
  Change in net unrealized gains or losses on open contracts       (196,274)        496,095
                                                                  ---------       ---------

                                                                    613,310         760,007

Interest income                                                      13,316          19,826
                                                                  ---------       ---------

                                                                    626,626         779,833
Expenses:
  Brokerage commissions paid to Affiliate                           150,018         154,771
  Management fees paid to Trading Manager                            84,658          87,476
  Incentive fee paid to Trading Manager                              15,994          30,471
  Other administrative expenses                                      22,500          13,000
                                                                  ---------       ---------
Total expenses                                                      273,170         285,718
                                                                  ---------       ---------

Net income                                                        $ 353,456       $ 494,115
                                                                  =========       =========

Net income allocated to General Partner                           $  10,846       $  14,855

Net income allocated to Limited Partners                          $ 342,610       $ 479,260

Net income for a unit of partnership interest (for a unit
  outstanding throughout the period)                              $   49.30       $   67.52




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

                                                       Limited           General
                                                       Partners          Partner           Total
                                                       --------          -------           -----
Partners' equity at October 31, 2003                 $ 8,163,518       $   254,485      $ 8,418,003

Redemption of 198 units of limited  partnership
  interest                                              (234,441)               --         (234,441)

Net income                                               342,610            10,846          353,456
                                                     -----------       -----------      -----------

Partners' equity at January 31, 2004                 $ 8,271,687       $   265,331      $ 8,537,018
                                                     ===========       ===========      ===========




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 and 2003
                                   (UNAUDITED)

                                                            2004            2003
Cash flows from operating activities:
  Net income                                             $ 353,456       $ 494,115

  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Change in assets and liabilities:
      Investment in affiliated general partnerships       (594,433)        459,027
      Due from affiliated broker                           484,750        (676,144)
      Other assets                                         (15,550)             --
      Brokerage commissions payable to Affiliate               711           1,294
      Management fees payable to Trading Manager               399             849
      Incentive fees payable to Trading Manager              2,405          23,352
      Other liabilities                                      3,371          (4,667)
                                                         ---------       ---------

Net cash provided by operating activities                  235,109         297,826


Cash flows from financing activities:
    Redemption of limited partnership interests           (235,109)       (297,826)


Net change in cash                                              --              --

Cash at beginning of period                                     --              --
                                                         ---------       ---------

Cash at end of period                                    $      --       $      --
                                                         =========       =========




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


            NOTES TO JANUARY 31, 2004 FORM 10-Q FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The financial statements should be read in conjunction with the Partnership's audited financial statements for the year ended October 31, 2003.



RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. In August 2003, the FASB delayed the effective date of FIN 46 for non-registered investment companies that currently account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Audits of Investment Companies (the "Audit Guide"). The Partnership accounts for its investments in this manner and thus is subject to the deferral. The FASB delayed the effective date while the AICPA finalizes its Statement of Position ("SOP") on the clarification of the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. When the AICPA issues the final SOP, the FASB will consider modifying paragraph 4(e) of Interpretation 46 to provide an exception for companies that apply the Audit Guide as revised by the SOP. As General Partner of the Partnership, Heinold Asset Management, Inc. has not yet determined if the Partnership would be required to consolidate certain affiliated General Partnerships if FIN 46 becomes effective for the Partnership. Each of these related party entities are described in further detail in Note 4 of the Partnership's audited financial statements for the year ended October 31, 2003. The General Partner estimates that the Partnership's maximum exposure to loss as a result of its involvement with these affiliated General Partnerships is limited to their carrying value as recorded in the Statement of Financial Condition.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)


INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

At January 31, 2004, investments in and capital committed t0 Account Partnerships were as follows:

                                                          ALLOCATED ASSETS
                                                    ----------------------------
                                                                        TOTAL
                                                                       TRADING
          ACCOUNT PARTNERSHIP                       INVESTMENT         CAPITAL
Heinold General Partnership Account III             $2,121,626        $2,553,150
Heinold General Partnership Account IV               1,479,232         3,109,709
Heinold General Partnership Account XI               1,905,578         2,870,267
                                                    ----------        ----------
                                                    $5,506,436        $8,533,126
                                                    ==========        ==========

At October 31, 2003, investments in and capital committed to Account Partnerships were as follows:

                                                          ALLOCATED ASSETS
                                                    ----------------------------
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
                                                    ==========        ==========


Each of the General Partnerships had total assets (no liabilities) consisting of the following at January 31, 2004:

                                                                NET
                                              DUE FROM       UNREALIZED
                                             AFFILIATED       GAIN ON
          ACCOUNT PARTNERSHIP                  BROKER        CONTRACTS          TOTAL
Heinold General Partnership Account III      $4,605,748      $   48,635      $4,654,383
Heinold General Partnership Account IV        3,169,236          75,876       3,245,112
Heinold General Partnership Account XI        3,810,792         369,630       4,180,422

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)


Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2003:

                                                                NET
                                              DUE FROM       UNREALIZED
                                             AFFILIATED       GAIN ON
          ACCOUNT PARTNERSHIP                  BROKER        CONTRACTS         TOTAL
Heinold General Partnership Account III      $4,143,995      $  109,420      $4,253,415
Heinold General Partnership Account IV        2,450,898         375,404       2,826,302
Heinold General Partnership Account XI        3,218,004         440,590       3,658,594




The Partnership's ownership percentage of the total assets of each Account Partnership as of January 31, 2004 and October 31, 2003, and the proportionate share of Account Partnership income for the months then ended was 45.58% and 45.74%, respectively.

Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the three months ended January 31, 2004 and 2003:

          ACCOUNT PARTNERSHIP                          2004              2003
Heinold General Partnership Account III             $  400,969        $  288,483
Heinold General Partnership Account IV                 418,811           604,279
Heinold General Partnership Account V                       --           253,217
Heinold General Partnership Account XI                 521,828           547,510
                                                    ----------        ----------
                                                    $1,341,608        $1,693,489
                                                    ==========        ==========


The Partnership was allocated $613,310 and $760,007 for the three months ended January 31, 2004 and 2003, respectively.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)



Item 2. Management's Discussion and Analysis of Financial Condition as of January 31, 2004 and Operating Results for the Three Months Ended January 31, 2004 and January 31, 2003




Note A:                                             January 31,       October 31,
                                                       2004              2003
                                                    (Unaudited)
                                                    ----------        ----------
Partners' equity                                    $8,537,018        $8,418,003

Partners' equity at January 31, 2004 increased from Partners' equity at October 31, 2003 due to net income exceeding redemptions for the period. Net income for the period of 4.2% and total redemptions of 2.8% caused a net increase in total Partner's equity of 1.4% for the period. For the three-month period ending January 31, 2004, the Partnership's Net Asset Value per Unit increased from $1,156.75 at October 31, 2003 to $1,206.05, representing a 4.3% gain. The difference between the net income percentage and the percentage gain in Net Asset Value per Unit is due to the timing of capital transactions.

Note B:                                                     Three         Three
                                                           months        months
                                                            ended         ended
                                                          1/31/2004     1/31/2003
                                                         (Unaudited)   (Unaudited)
                                                         -----------   -----------
Net Realized and Change in Net Unrealized Trading
  Gains                                                   $613,310      $760,007


The three months ended January 31, 2004 showed strong profits overall, after starting out the period with negative results. Losses were posted early in the quarter, most notably due to volatility in crude oil prices. After rising due to terrorist attacks overseas being seen as a potential supply threat, the market plummeted after the US Energy Department reported significant reserves, causing values to decline amidst heavy selling of crude oil futures, forcing long positions to be liquidated at a loss. Later in the quarter, gains were posted in long metals positions due to growing physical demand in industrial metals, particularly copper. Long positions in precious metals such as gold and silver were also profitable, partially driven by the continued decline of the US Dollar. The decreasing power of the dollar against most other major currencies also created opportunities in foreign exchange trading, particularly short US Dollar positions and long positions in the Euro, Japanese Yen and British Pound. S&P 500 Index futures benefited from an upward price trend mid-quarter, as strong retail sales and increasing economic optimism pushed the equity markets higher.

The current quarter's trading gains were similar to, however not as substantial as, those of a year ago. For the three months ended January 31, 2003, gains were seen in both agricultural products and metals, most notably long gold positions as the demand for gold increased due to renewed interest as a safe investment in uncertain times. Long positions on crude oil were also profitable, as the price for oil rose due to continuing tensions in the Middle East. The weakening US Dollar continued to decline in light of potential conflicts with Iraq and North Korea, short positions against other major currencies such as the Euro and the Swiss Franc created significant profits.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)



Item 4.    Controls and Procedures

Management, including the Partnership's Chief Executive Officer and Chief Financial Officer, has made an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. During the period covered by the report, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting. Based upon the evaluation, the Chief Executive Officer and Chief Financial officer have concluded, as of the end of the period covered by this report, that the Partnership's disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been known to them, as appropriate to allow timely decisions regarding required disclosure.

Item 6.    Exhibits

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2004.

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