Form 10-Q
period 2004-04-30
FUTURE FUND
filed 2004-06-14
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                    4/30/2004      10/31/2003
                                                                   (UNAUDITED)
                               ASSETS

Investments in affiliated general partnerships                    $  5,687,994    $  4,912,003
Due from affiliated broker                                           2,770,940       3,618,402
Other assets                                                                 -           5,658
                                                                  ------------    ------------
Total assets                                                      $  8,458,934    $  8,536,063
                                                                  ============    ============
                   LIABILITIES & PARTNERS' EQUITY

Brokerage commissions payable to Affiliate                        $     49,132    $     49,703
Redemptions payable                                                    177,110          24,789
Management fees payable to Trading Manager                              27,668          28,045
Other liabilities                                                       36,313          15,523
                                                                  ------------    ------------
Total liabilities                                                      290,223         118,060
                                                                  ============    ============

Partners' equity:
Limited Partners (6,698 and 7,057 units outstanding
   at April 30, 2004 and October 31, 2003)                           7,908,950       8,163,518
General Partner (220 units outstanding
   at April 30, 2004 and October 31, 2003)                             259,761         254,485
                                                                  ------------    ------------

Total partners' equity                                               8,168,711       8,418,003
                                                                  ------------    ------------

Total liabilities and partners' equity                            $  8,458,934    $  8,536,063
                                                                  ============    ============

Net asset value per outstanding unit of partnership interest      $   1,180.73    $   1,156.75
                                                                  ============    ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 2004 and 2003
                                   (UNAUDITED)

                                                                     2004            2003
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains on closed contracts                  $   391,745     $   421,427
  Change in net unrealized gains or losses on open contracts         (210,799)       (479,251)
                                                                  -----------     -----------
                                                                      180,946         (57,824)

Interest income                                                        14,957          18,923
                                                                  -----------     -----------

                                                                      195,903         (38,901)
                                                                  -----------     -----------
Expenses:
  Brokerage commissions paid to Affiliate                             156,307         159,738
  Management fees paid to Trading Manager                              87,785          89,740
  Incentive fee paid to Trading Manager                               107,633         (13,551)
  Other administrative expenses                                        22,500          12,000
                                                                  -----------     -----------
Total expenses                                                        374,225         247,927
                                                                  -----------     -----------

Net loss                                                          $  (178,322)    $  (286,828)
                                                                  ===========     ===========

Net loss allocated to General Partner                             $    (5,570)    $    (8,411)

Net loss allocated to Limited Partners                            $  (172,752)    $  (278,417)

Net loss for a unit of partnership interest (for a unit
  outstanding throughout the period)                              $    (25.32)    $    (38.25)

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED APRIL 30, 2004 and 2003
                                   (UNAUDITED)

                                                                      2004              2003
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains on closed contracts                  $  1,201,329     $    685,339
  Change in net unrealized gains or losses on open contracts          (407,073)          16,844
                                                                  ------------     ------------
                                                                       794,256          702,183

Interest income                                                         28,273           38,749
                                                                  ------------     ------------

                                                                       822,529          740,932
                                                                  ------------     ------------
Expenses:
  Brokerage commissions paid to Affiliate                              306,325          314,507
  Management fees paid to Trading Manager                              172,443          177,217
  Incentive fee paid to Trading Manager                                123,627           16,920
  Other administrative expenses                                         45,000           25,000
                                                                  ------------     ------------
Total expenses                                                         647,395          533,644
                                                                  ------------     ------------

Net income                                                        $    175,134     $    207,288
                                                                  ============     ============

Net income allocated to General Partner                           $      5,276     $      6,440

Net income allocated to Limited Partners                          $    169,858     $    200,848

Net income for a unit of partnership interest (for a unit
  outstanding throughout the period)                              $      23.98     $      29.27

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)

                                                      Limited          General
                                                      Partners         Partner            Total
                                                    ------------     ------------    ------------
Partners' equity at October 31, 2003                $  8,163,518     $    254,485    $  8,418,003

Redemption of 359 units of limited partnership
  interest                                              (424,426)               -        (424,426)

Net income                                               169,858            5,276         175,134
                                                    ------------     ------------    ------------

Partners' equity at April 30, 2004                  $  7,908,950     $    259,761    $  8,168,711
                                                    ============     ============    ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED APRIL 30, 2004 and 2003
                                   (UNAUDITED)

                                                                                 2004           2003
Cash flows from operating activities:
  Net income                                                                 $   175,134     $   207,288

  Adjustments to reconcile net income to net cash provided by operating activities:
    Change in assets and liabilities:
      Investment in affiliated general partnerships                             (775,991)       (675,697)
      Due from affiliated broker                                                 847,462         773,352
      Other assets                                                                 5,658               -
      Brokerage commissions payable to Affiliate                                    (571)           (603)
      Management fees payable to Trading Manager                                    (377)           (532)
      Other liabilities                                                           20,790           5,761
                                                                             -----------     -----------

Net cash provided by operating activities                                        272,105         309,569

Cash flows from financing activities:
    Redemption of limited partnership interests                                 (272,105)       (309,569)

Net change in cash                                                                     -               -

Cash at beginning of period                                                            -               -
                                                                             -----------     -----------
Cash at end of period                                                        $         -     $         -
                                                                             ===========     ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

             NOTES TO APRIL 30, 2004 FORM 10-Q FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

At April 30, 2004, investments in and capital committed to Account Partnerships were as follows:

                                                    ALLOCATED ASSETS
                                              ----------------------------
                                                                  TOTAL
                                                                 TRADING
         ACCOUNT PARTNERSHIP                   INVESTMENT        CAPITAL
Heinold General Partnership Account III       $  2,030,414    $  2,342,333
Heinold General Partnership Account IV           1,500,753       2,981,027
Heinold General Partnership Account XI           2,156,827       2,977,237
                                              ------------    ------------
                                              $  5,687,994    $  8,300,597
                                              ============    ============

At October 31, 2003, investments in and capital committed to Account Partnerships were as follows:

                                                    ALLOCATED ASSETS
                                              ----------------------------
                                                                  TOTAL
                                                                 TRADING
         ACCOUNT PARTNERSHIP                   INVESTMENT        CAPITAL
Heinold General Partnership Account III       $  1,945,630    $  2,518,838
Heinold General Partnership Account IV           1,292,829       3,100,418
Heinold General Partnership Account XI           1,673,544       2,794,316
                                              ------------    ------------
                                              $  4,912,003    $  8,413,572
                                              ============    ============

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

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)

               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

Each of the General Partnerships had total assets (no liabilities) consisting of the following at April 30, 2004:

                                                                   NET UNREALIZED
                                                  DUE FROM            GAIN ON
         ACCOUNT PARTNERSHIP                  AFFILIATED BROKER      CONTRACTS         TOTAL
Heinold General Partnership Account III          $  4,473,907      $    (19,569)    $  4,454,338
Heinold General Partnership Account IV              3,281,561            10,801        3,292,362
Heinold General Partnership Account XI              4,691,296            40,368        4,731,664

Each of the General Partnerships had total assets (no liabilities) consisting of the following at October 31, 2003:

                                                                   NET UNREALIZED
                                                  DUE FROM            GAIN ON
         ACCOUNT PARTNERSHIP                  AFFILIATED BROKER      CONTRACTS         TOTAL
Heinold General Partnership Account III          $  4,143,995      $    109,420    $  4,253,415
Heinold General Partnership Account IV              2,450,898           375,404       2,826,302
Heinold General Partnership Account XI              3,218,004           440,590       3,658,594

The Partnership's ownership percentage of the total assets of each Account Partnership as of April 30, 2004 and October 31, 2003, and the proportionate share of Account Partnership income for the months then ended was 45.58% and 45.74%, respectively.

Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the three months ended April 30, 2004 and 2003:

         ACCOUNT PARTNERSHIP                         2004              2003
Heinold General Partnership Account III          $   (200,046)    $    128,562
Heinold General Partnership Account IV                 47,251            4,843
Heinold General Partnership Account V                       -          (60,116)
Heinold General Partnership Account XI                551,243         (197,449)
                                                 ------------     ------------
                                                 $    398,448     $   (124,160)
                                                 ============     ============

The Partnership was allocated $180,946 and $(57,824) for the three months ended April 30, 2004 and 2003, respectively.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the six months ended April 30, 2004 and 2003:

         ACCOUNT PARTNERSHIP                       2004              2003
Heinold General Partnership Account III         $   200,924       $   417,044
Heinold General Partnership Account IV              466,062           609,123
Heinold General Partnership Account V                     -           193,101
Heinold General Partnership Account XI            1,073,070           350,061
                                                -----------       -----------
                                                $ 1,740,056       $ 1,569,329
                                                ===========       ===========

The Partnership was allocated $794,256 and $702,183 for the six months ended April 30, 2004 and 2003, respectively.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition as of April 30, 2004 and Operating Results for the Three and Six Months Ended April 30, 2004 and April 30, 2003

Note A:

                                           April 30, 2004
                                            (Unaudited)         October 31, 2003
                                           --------------       ----------------
Partners' equity                             $8,168,711            $8,418,003

Partners' equity at April 30, 2004 decreased from Partners' equity at October 31, 2003 due to redemptions exceeding net income for the period. Net income for the period of 2.0% and total redemptions of 5.0% caused a net decrease in total Partner's equity of 3.0% for the period. For the six-month period ending April 30, 2004, the Partnership's Net Asset Value per Unit increased from $1,156.75 at October 31, 2003 to $1,180.73, representing a 2.1% gain. The slight difference between the net income percentage and the percentage gain in Net Asset Value per Unit is due to the timing of capital transactions.

Note B:

                                                          Three months                   Three months
                                                         ended 4/30/2004               ended 4/30/2003
                                                           (Unaudited)                   (Unaudited)
                                                         ---------------               ---------------
Net Realized and Change in Net Unrealized Trading
 Gains (Losses)                                             $ 180,946                     $ (57,824)

Net Realized and Unrealized Trading Gains for the three months ended April 30, 2004 came from profitable trading in a volatile market, with significant gains in the first half of the period outweighing significant losses in the second half. Throughout the period long crude oil positions proved profitable, as supplies were unable to keep up with demand and prices continued to rise. Grains also saw a similar situation as tight inventories pushed corn and soybean prices up. At the beginning of the period, long copper positions benefited as values reached a multi-year high amid positive economic reports that increased industrial demand, which also drove aluminum prices up as well. These trends reversed later, as the global outlook turned less optimistic, causing losses. On the currency side, long British Pound positions proved profitable early, after the Bank of England raised interest rates. These increased rates contrasted with lower interest rates in the US and provided an attractive situation for investment, which led to capital inflows into the country. This trend also reversed later in the period, as the British pound dropped back to prior levels as the US dollar recovered, which also negatively affected long Japanese Yen positions.

The results for the three months ended April 30, 2003 came from a similarly volatile market, however resulting in a net trading loss. Volatility due to international tensions and economic worries kept the markets from getting a general sense of direction. As a result, the Partnership showed both gains and losses in various commodities, finishing the period with a loss. Gains on long crude oil positions due to oil prices reaching highs in February were turned to losses in March, as prices dropped considerably. Trading in currencies also showed both gains and losses as prolonged anxiety about the war was reflected in narrow price changes in most major currencies. US Treasury positions posted losses, then gains, while long Euro Bond positions posted negative returns after sharp price falls.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition as of April 30, 2004 and Operating Results for the Three and Six Months Ended April 30, 2004 and April 30, 2003 (Cont.)

Note C:

                                                                  Six months                    Six months
                                                                ended 4/30/2004               ended 4/30/2003
                                                                  (Unaudited)                   (Unaudited)
                                                                ---------------               ---------------
Net Realized and Change in Net Unrealized Trading
 Gains                                                             $ 794,256                     $ 702,183

Net Realized and Unrealized Trading Gains for the six months ended April 30, 2004 came from first quarter trading gains of $613,310, combined with second quarter gains of $180,946, resulting in a total gain of $794,256.

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

Gains continued into the beginning of the three months ended April 30, 2004, however then reversed, leading to gains significantly lower than those seen in the first quarter. Please see Note B for a more detailed description of the trading results for the second quarter.

In the prior year, Net Realized and Unrealized Trading Gains for the six months ended April 30, 2003 came from first quarter trading gains of $760,007, which exceeded second quarter losses of $57,824, causing a net trading gain for the period. During the first quarter, gains were seen in both agricultural products and metals, most notably long gold positions as the demand for gold increased due to renewed interest as a safe investment in uncertain times. Long positions on crude oil were also profitable, as the price for oil rose due to tensions in the Middle East. As the weakening US dollar continued to decline in light of the then anticipated conflict with Iraq and potential problems with North Korea, short US dollar positions against other major currencies such as the Euro and the Swiss Franc created significant profits.

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

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of June, 2004.

                                         THE FUTURE FUND

                                         By HEINOLD ASSET MANAGEMENT, INC.
                                           General Partner

                                         By /s/ Thomas M. Harte
                                           -----------------------------
                                           Thomas M. Harte
                                           President and Chief Executive Officer

                                         By /s/ F. Kemper Cagney
                                           -----------------------------
                                           F. Kemper Cagney
                                           Chief Financial Officer