Form 10-Q
period 2004-07-31
FUTURE FUND
filed 2004-09-13
CIK 277807

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

                        STATEMENTS OF FINANCIAL CONDITION






                                                         7/31/04         10/31/2003
                                                       (UNAUDITED)
                               ASSETS

Investments in affiliated general partnerships          $5,155,499       $4,912,003
Due from affiliated broker                               2,151,588        3,618,402
Other assets                                                    --            5,658
                                                        ----------       ----------
Total assets                                            $7,307,087       $8,536,063
                                                        ==========       ==========

                   LIABILITIES & PARTNERS' EQUITY

Brokerage commissions payable to Affiliate              $   42,332       $   49,703
Redemptions payable                                         30,139           24,789
Management fees payable to Trading Manager                  23,816           28,045
Other liabilities                                           50,241           15,523
                                                        ----------       ----------
Total liabilities                                          146,528          118,060
                                                        ==========       ==========

Partners' equity:
Limited Partners (6,520 and 7,057 units outstanding
   at July 31, 2004 and October 31, 2003)                7,079,131        8,163,518
General Partner (75 and 220 units outstanding
   at July 31, 2004 and October 31, 2003)                   81,428          254,485
                                                        ----------       ----------

Total partners' equity                                   7,160,559        8,418,003
                                                        ----------       ----------

Total liabilities and partners' equity                  $7,307,087       $8,536,063
                                                        ==========       ==========

Net asset value per outstanding unit of partnership
interest                                                $ 1,085.70       $ 1,156.75
                                                        ==========       ==========



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JULY 31, 2004 and 2003
                                   (UNAUDITED)





                                                                      2004              2003
Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains (losses) on closed contracts          $(450,727)        $ 346,039
  Change in net unrealized gains (losses) on open contracts           16,430          (104,491)
                                                                   ---------         ---------
                                                                    (434,297)          241,548


Interest income                                                       16,224            15,524
                                                                   ---------         ---------

                                                                    (418,073)          257,072
                                                                   ---------         ---------
Expenses:
  Brokerage commissions paid to Affiliate                            133,683           159,141
  Management fees paid to Trading Manager                             75,267            86,233
  Incentive fee paid to Trading Manager                                   --            10,415
  Other administrative expenses                                       19,500            12,000
                                                                   ---------         ---------
Total expenses                                                       228,450           267,789
                                                                   ---------         ---------

Net loss                                                           $(646,523)        $ (10,717)
                                                                   =========         =========

Net loss allocated to General Partner                              $ (17,799)        $    (329)

Net loss allocated to Limited Partners                             $(628,724)        $ (10,388)

Net loss for a unit of partnership interest (for a unit
  outstanding throughout the period)                               $  (95.03)        $   (1.49)




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED JULY 31, 2004 and 2003
                                   (UNAUDITED)





                                                                            2004               2003

Equity in income (loss) of affiliated general partnerships:
  Net realized trading gains on closed contracts                        $   750,602         $ 1,031,378
  Change in net unrealized losses on open contracts                        (390,643)            (87,647)
                                                                        -----------         -----------
                                                                            359,959             943,731

Interest income                                                              44,497              54,273
                                                                        -----------         -----------

                                                                            404,456             998,004
                                                                        -----------         -----------
Expenses:
  Brokerage commissions paid to Affiliate                                   440,008             473,648
  Management fees paid to Trading Manager                                   247,711             263,450
  Incentive fee paid to Trading Manager                                     123,627              27,335
  Other administrative expenses                                              64,500              37,000
                                                                        -----------         -----------
Total expenses                                                              875,846             801,433
                                                                        -----------         -----------

Net income (loss)                                                       $  (471,390)        $   196,571
                                                                        ===========         ===========

Net income (loss) allocated to General Partner                          $   (12,523)        $     6,111

Net income (loss) allocated to Limited Partners                         $  (458,867)        $   190,460

Net income (loss) for a unit of partnership interest (for a unit
  outstanding throughout the period)                                    $    (71.05)        $     27.78




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                     FOR THE NINE MONTHS ENDED JULY 31, 2004
                                   (UNAUDITED)



                                                      Limited          General
                                                      Partners         Partner           Total
                                                   ---------------  --------------   -----------

Partners' equity at October 31, 2003               $ 8,163,518      $   254,485      $ 8,418,003

Redemption of 537 units of limited partnership
  interest                                            (625,520)              --         (625,520)
Redemption of 145 units of general partnership
  interest                                                  --         (160,534)        (160,534)

Net loss                                              (458,867)         (12,523)        (471,390)
                                                   -----------      -----------      -----------

Partners' equity at July 31, 2004                  $ 7,079,131      $    81,428      $ 7,160,559
                                                   ===========      ===========      ===========







                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JULY 31, 2004 and 2003
                                   (UNAUDITED)







                                                                                    2004               2003
Cash flows from operating activities:
  Net income (loss)                                                            $  (471,390)        $   196,571

  Adjustments to reconcile net income to net cash provided by operating activities:
    Change in assets and liabilities:
      Investment in affiliated general partnerships                               (243,496)           (544,851)
      Due from affiliated broker                                                 1,466,814             703,045
      Other assets                                                                   5,658              (7,480)
      Brokerage commissions payable to Affiliate                                    (7,371)               (805)
      Management fees payable to Trading Manager                                    (4,229)             (4,001)
      Other liabilities                                                             34,718             (12,632)
                                                                               -----------         -----------
Net cash provided by operating activities                                          780,704             329,847


Cash flows from financing activities:
    Redemption of limited partnership interests                                   (620,170)           (329,847)
    Redemption of general partnership interests                                   (160,534)                 --
                                                                               -----------         -----------
Net cash used by financing activities                                             (780,704)           (329,847)

Net change in cash                                                                      --                  --
Cash at beginning of period                                                             --                  --
                                                                               -----------         -----------
Cash at end of period                                                          $        --         $        --
                                                                               ===========         ===========





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)

              NOTES TO JULY 31, 2004 FORM 10-Q FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

INVESTMENTS IN AFFILIATED GENERAL PARTNERSHIPS

At July 31, 2004, investments in and capital committed to Account Partnerships were as follows:



                                                         ALLOCATED ASSETS
                                                 ------------------------------
                                                                        TOTAL
                                                                       TRADING
         ACCOUNT PARTNERSHIP                     INVESTMENT            CAPITAL
Heinold General Partnership Account III          $1,894,832          $2,038,075
Heinold General Partnership Account IV            1,265,961           2,513,623
Heinold General Partnership Account XI            1,994,707           2,593,060
                                                 ----------          ----------
                                                 $5,155,499          $7,144,758
                                                 ==========          ==========



At October 31, 2003, investments in and capital committed to Account Partnerships were as follows:


                                                         ALLOCATED ASSETS
                                                 ------------------------------
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

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)

Each of the General Partnerships had total assets (no liabilities) consisting of the following at July 31, 2004:

                                                                               NET UNREALIZED
                                                              DUE FROM            GAIN ON
         ACCOUNT PARTNERSHIP                             AFFILIATED BROKER       CONTRACTS           TOTAL
Heinold General Partnership Account III                   $  4,193,347          $  36,849        $  4,230,196
Heinold General Partnership Account IV                       2,836,956            (10,709)          2,826,247
Heinold General Partnership Account XI                       4,408,989             44,177           4,453,166

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


The Partnership's ownership percentage of the total assets of each Account Partnership as of July 31, 2004 and October 31, 2003, and the proportionate share of Account Partnership income for the months then ended was 44.79% and 45.74%, respectively.

Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the three months ended July 31, 2004 and 2003:


         ACCOUNT PARTNERSHIP                                                        2004              2003
Heinold General Partnership Account III                                         $ (224,142)        $ 200,913
Heinold General Partnership Account IV                                            (466,115)           95,454
Heinold General Partnership Account V                                                   --           218,098
Heinold General Partnership Account XI                                            (278,498)           15,222
                                                                                ----------         ---------
                                                                                $ (968,755)        $ 529,687
                                                                                ==========         =========

The Partnership was allocated $(434,297) and $241,548 for the three months ended July 31, 2004 and 2003, respectively.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)


               NOTES TO FORM 10-Q FINANCIAL STATEMENTS (CONTINUED)


Each of the General Partnerships had total income (no expenses) from net realized and unrealized trading gains consisting of the following for the nine months ended July 31, 2004 and 2003:


         ACCOUNT PARTNERSHIP                                                        2004              2003
Heinold General Partnership Account III                                         $  (23,219)     $    617,956
Heinold General Partnership Account IV                                                 (53)          704,578
Heinold General Partnership Account V                                                   --           411,200
Heinold General Partnership Account XI                                             794,572           365,284
                                                                                ----------       -----------
                                                                                $  771,300       $ 2,099,018
                                                                                ==========       ===========

The Partnership was allocated $359,959 and $943,731 for the nine months ended July 31, 2004 and 2003, respectively.

                                THE FUTURE FUND
                       (An Illinois Limited Partnership)



Item 2. Management's Discussion and Analysis of Financial Condition as of July 31, 2004 and Operating Results for the Three and Nine Months Ended July 31, 2004 and July 31, 2003


Note A:                             July 31, 2004               October 31, 2003
                                     (Unaudited)
                                    -------------               ----------------
Partners' equity                    $   7,160,559               $      8,418,003


Partners' equity at July 31, 2004 decreased by $1,257,444 from Partners' equity at October 31, 2003 due to a net loss of $471,390 and redemptions of $786,054. For the nine-month period ending July 31 2004, the Partnership's Net Asset Value per Unit decreased from $1,156.75 at October 31, 2003 to $1,085.70, representing a 6.1% loss. Included in the aforementioned total redemption amount is $160,534, which represents 145 units of general partnership interest redeemed on June 30, 2004. The General Partner continues to maintain its required investment under the terms of the Limited Partnership Agreement of the Partnership.


Note B:                                                          Three months                  Three months
                                                                ended 7/31/2004               ended 7/31/2003
                                                                  (Unaudited)                   (Unaudited)
                                                                ---------------               ---------------
Net Realized and Change in Net Unrealized Trading
  Gains (Losses)                                                $      (434,297)              $       241,548


Net Realized and Unrealized Trading Losses for the three months ended July 31, 2004 came from unprofitable trading throughout the period. In May, losses came from negative returns in the stock index and currency sectors. Long positions in Asian indices showed losses amid concerns that rising interest rates could weaken US demand for Asian goods. Long US Dollar positions against other major currencies also proved unprofitable, as the Dollar lost ground against various currencies, particularly the Euro and Yen. In June, trading in energy and metals had negative returns, with long crude oil positions causing considerable losses as the price of oil declined. Long copper positions also created losses as prices dropped due to demand concerns. In July, losses were less significant compared to earlier in the period. Shortfalls were again posted in the currency sector due to significant intra-month price fluctuations, however these were partially offset by gains on long oil positions, as oil prices climbed back to record highs.

Net Realized and Change in Net Unrealized Trading Gains for the three months ended July 31, 2003 came from varied results throughout the period, netting out to a moderate gain for the period as a whole. The quarter started out strong with substantial returns in May, but fell off with losses in June and July, netting to a modest gain for the period. May gains came principally form the currency and interest rate sectors, as the continued downtrend of the US Dollar caused the Euro to hit four-year highs. The Partnership recognized considerable profits in short US Dollar positions against the Euro, as well as long Euro positions against the Yen. In June, performance turned towards the negative, as unfavorable conditions in other market sectors such as agricultural futures, metals, and equity indices posted losses for the month. Long gold positions performed poorly, while the energy and bond sectors also recorded losses. In July, losses were posted in part due to highly volatile currency markets. The US dollar started to rise, causing the short US Dollar positions that were extremely profitable earlier in the period to decline.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)



Item 2. Management's Discussion and Analysis of Financial Condition as of July 31, 2004 and Operating Results for the Three and Nine Months Ended July 31, 2004 and July 31, 2003 (Cont.)


Note C:                                                           Nine months                   Nine months
                                                                ended 7/31/2004               ended 7/31/2003
                                                                  (Unaudited)                   (Unaudited)
                                                                ---------------               ----------------
Net Realized and Change in Net Unrealized Trading
  Gains                                                         $       359,959               $        943,731



Net Realized and Unrealized Trading Gains for the nine months ended July 31, 2004 came from gains of $613,310, and $180,946, for the first and second quarters, respectively, combined with third quarter losses of $434,297, resulting in a net gain of $359,959.

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

Considerable gains continued into the beginning of the three months ended April 30, 2004, however then reversed, netting to gains significantly lower than those seen in the first quarter. Throughout the period long crude oil positions proved profitable, as low supplies and high demand drove up prices. Grains also saw a similar situation as tight inventories pushed corn and soybean prices up. At the beginning of the period, long copper positions benefited as values reached a multi-year high amid positive economic reports that increased industrial demand, which also drove aluminum prices up as well. These trends reversed later, as the global outlook turned less optimistic, causing losses. On the currency side, long British Pound positions proved profitable early, after the Bank of England raised interest rates. These increased rates contrasted with lower interest rates in the US and provided an attractive situation for investment, which led to capital inflows into the country. This trend also reversed later in the period, as the British pound dropped back to prior levels as the US dollar recovered, which also negatively affected long Japanese Yen positions.

During the three months ended July 31, 2004, the Partnership showed significant losses. Please see Note B for a more detailed discussion of trading results for the period.

                                 THE FUTURE FUND
                        (An Illinois Limited Partnership)



Item 2. Management's Discussion and Analysis of Financial Condition as of July 31, 2004 and Operating Results for the Three and Nine Months Ended July 31, 2004 and July 31, 2003 (Cont.)

In the previous fiscal period, Net Realized and Change in Net Unrealized Trading Gains for the nine months ended July 31, 2003 came from first and third quarter trading gains of $760,007 and $241,548 respectively, combined with second quarter losses of $57,824, causing a net trading gain of $943,731 for the period. During the first quarter, gains were seen in both agricultural products and metals, most notably long gold positions as the demand for gold increased due to renewed interest as a safe investment. Long positions on crude oil were also profitable, as the price for oil rose due to tensions in the Middle East. As the weakening US dollar continued to decline in light of the anticipated conflict with Iraq and potential problems with North Korea, short US dollar positions against other major currencies such as the Euro and the Swiss Franc created significant profits. During the second quarter, the Partnership netted a slight loss. Volatility due to international tensions and economic worries kept the markets from getting a general sense of direction. As a result, the Partnership showed both gains and losses in various commodities, finishing the period with a slight loss. Gains on long crude oil positions due to oil prices reaching highs in February were turned to losses in March, as prices dropped considerably. Trading in currencies also showed both gains and losses as prolonged anxiety about the war was reflected in narrow price changes in most major currencies. US Treasury positions posted losses, then gains, while long Euro Bond positions posted negative returns after sharp price falls. During the third quarter, the Partnership showed adequate gains. Please see Note B for a more detailed discussion of trading during the period.


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


Item 6. Exhibits


32.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of September, 2004.

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